Form 10QSB/A
period 1995-09-30
OPTICAL SECURITY GROUP INC
filed 1995-12-22
CIK 843961

                                   CONFORMED

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A
(Mark One)

( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1995
                           ------------------

                                       OR

(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.
Commission File No. 0-17531
                    -------

                          OPTICAL SECURITY GROUP, INC.
    ----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Colorado                                 84-1094032
-------------------------------------                ---------------
   (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                           535 16th Street, Suite 920
                            Denver, Colorado  80202
                            -----------------------
                    (Address of Principal Executive Offices)

                                 (303) 534-4500
                                 --------------
              (Registrant's telephone number, including area code)

                    4500 Cherry Creek Drive South, Suite 900
                            Denver, Colorado 80222
                            ----------------------

        (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding twelve months and (2) has been subject to the filing requirements for the past 90 days.


Yes   X    No _____.
    -----

                      APPLICABLE ONLY TO CORPORATE ISSUES:

Class of Stock              No. of Shares Outstanding            Date
--------------              -------------------------            ----
Common                              3,024,552            September 30, 1995

                          OPTICAL SECURITY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


ITEM 1. FINANCIAL STATEMENTS
----------------------------

CURRENT ASSETS:
Cash                                            $  571,502
Accounts receivable, net                         1,224,206
Inventory                                          303,236
Prepaid expenses and other                          83,107
                                                ----------
  TOTAL CURRENT ASSETS                           2,182,051

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $162,350                          452,019

OTHER ASSETS:
Patents and patent applications, net of
 accumulated amortization of $58,658               275,274
Goodwill, net of accumulated
 amortization of $94,951                         1,245,554
License agreements, net of accumulated
 amortization of $63,049                           478,612
Deposits and other assets                           46,125
                                                ----------
                                                 2,045,565
                                                ----------
  TOTAL ASSETS                                  $4,679,635
                                                ==========


                          OPTICAL SECURITY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable and finance leases                           200,810
Accounts payable                                           694,300
Accruals and other liabilities                             315,219
                                                       -----------
         TOTAL CURRENT LIABILITIES                       1,210,329

OTHER LIABILITIES:
     Notes payable and finance leases                      100,010
                                                       -----------
         TOTAL LIABILITIES                               1,310,339

STOCKHOLDERS' EQUITY (Note 3 and 4):
     Preferred stock, $.001 par value, 2,100,000
       shares authorized, none issued and
       outstanding
     Preferred stock (convertible), Series A,
       400,000 authorized and committed pursuant
       to the Exchange Agreements                        1,250,000
     Common stock, $.005 par value, 15,000,000
       shares authorized; 3,024,552 issued and
       outstanding                                          75,614
     Additional paid-in capital                          8,389,120
     Foreign currency translation adjustment                   261
     Accumulated deficit                                (6,345,699)
                                                       -----------

   TOTAL STOCKHOLDERS' EQUITY                            3,369,296
                                                       -----------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                $ 4,679,635
                                                       ===========

See Notes to Consolidated Financial Statement

                          OPTICAL SECURITY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                                         Three Months Ended               Six Months Ended
                                      -------------------------    -------------------------------
                                            September 30,                   September 30,
                                      -------------------------    -------------------------------
                                         1995          1994            1995              1994
                                      -----------   -----------    -------------    --------------

Sales                                 $1,942,505    $  573,861       $4,573,068        $1,437,975
Cost of Sales                          1,224,925       216,081        2,997,905           468,049
                                      ----------    ----------       ----------        ----------
   Gross Profit                          717,580       357,780        1,575,163           969,026

Operating Expenses
   Salaries, benefits and taxes          418,177       345,160          838,944           607,757
   Depreciation and amortization          62,109        49,506          123,816            91,679
   Other operating expenses              279,990       224,503          555,839           411,747
                                      ----------    ----------       ----------        ----------
   Total Expenses                        760,276       619,169        1,518,599         1,111,183
                                      ----------    ----------       ----------        ----------

Net Operating Income                     (42,696)     (261,389)          56,564          (142,157)

   Interest Income                         3,643        11,510            7,088            11,596
   Other Income                           24,594         4,425           17,512            (7,684)
   Interest Expense                       (7,147)      (46,419)         (53,682)          (74,491)
                                      ----------    ----------       ----------        ----------

Net Income (Loss) before tax             (21,606)     (291,873)          27,482          (212,736)

   Income tax expense                     42,476        17,946           76,570            71,740
                                      ----------    ----------       ----------        ----------

Net Loss                                 (64,082)     (309,819)         (49,088)         (284,476)
                                      ==========    ==========       ==========        ==========

Net Loss Per Share                         $(.02)       $(.115)          $(.016)           $(.118)
                                      ==========    ==========       ==========        ==========
Weighted average number of
   shares outstanding                  3,024,552     2,699,396        3,015,990         2,416,335
                                      ==========    ==========       ==========        ==========

See Notes to Consolidated Financial Statements.

                          OPTICAL SECURITY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                                                            Six Months Ended September 30,
                                                            ------------------------------
                                                               1995               1994
                                                            ----------         -----------
OPERATING ACTIVITIES:
Net loss                                                     $ (49,088)        $  (284,476)
Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation and amortization                               123,816              91,679
   Common shares issued for services                                 -              20,000
   Common shares issued for interest                            37,500              37,500
   Stock options issued for services                                 -             102,626
   Change in operating assets and
    liabilities:
      Accounts receivable                                       75,802              36,237
      Inventory                                                 38,829              (3,128)
      Prepaid and other assets                                 (21,789)            (85,630)
      Accounts payable and
      accrued expenses                                         (22,113)           (229,051)
                                                             ---------         -----------
Net cash used by operating activities                          182,957            (314,243)

INVESTING ACTIVITIES:
Patent costs                                                    (5,883)            (21,129)
Acquisition - ELEF, Plc                                              -          (1,661,879)
Acquisition - The Diffraction Co.                                    -              (2,814)
Property and equipment                                         (51,694)           (173,002)
Other intangible assets                                         (2,174)            (33,707)
                                                             ---------         -----------
Net cash used by investing activities                          (59,751)         (1,892,531)

FINANCIAL ACTIVITIES:
Proceeds from conversion of debt
  into preferred stock                                       $       -         $         -
Proceeds from issuance of common stock                               -           2,046,333
Proceeds from issuance of debt                                       -           1,267,623
Payments on notes and capital
  lease obligations                                            (23,817)           (142,600)
                                                             ---------         -----------
Net cash provided by financing
  activities                                                   (23,817)          3,171,356

Effect of exchange rate changes on
  cash flows                                                   (10,912)                  -
                                                             ---------         -----------
Net increase in cash                                            88,477             964,582
Cash, beginning of period                                      483,025              66,527
                                                             ---------         -----------
Cash, end of period                                          $ 571,502         $ 1,031,109
                                                             =========         ===========

See Notes to Consolidated Financial Statements

                          OPTICAL SECURITY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization

The Company, through its principal operating subsidiaries, Optical Security Industries, Inc. ("OpSec U.S.") and Optical Security Industries, Plc ("OpSec U.K."), is a technology company which provides products and solutions to businesses and governments for the problems of product tampering and counterfeiting, diversion (grey marketing) of goods, and illegal document alteration and copying. In addition, the Company provides materials and products for use in decorative packaging and other commercial applications, including holography and dimensional printing for book illustrations and trading cards and for consumer product promotions.

The Company owns three other subsidiaries, TSL Incorporated ("TSL"), which will be used to hold the Company's patents, VisiLink, Inc., which was formed to participate as exclusive marketing agent for the interactive computer disk technology owned by Interactive Digital, Inc. ("IDI"), a Colorado corporation, and Light Fantastic, Inc. which was used to acquire the assets of The Diffraction Company.

The Company is headquartered in Denver, Colorado, with manufacturing facilities and sales offices in the U.K. and in the U.S. The Company is publicly held and traded on the NASDAQ Smallcap Market System under the symbol "OPSC."

The Company was formed on August 4, 1988, to develop and commercialize tamper-resistant and anti-counterfeiting technology. In May 1994, under new management led by Richard H. Bard, the Company expanded its business by acquiring ELEF, Plc. ("ELEF") (now known as OpSec U.K.), a United Kingdom corporation. ELEF was founded in 1981 and is involved in the design and production of holographic images and products. In addition, in October 1994, through Light Fantastic, Inc., the Company acquired substantially all of the assets of The Diffraction Company, a Maryland corporation. The Diffraction Company was founded in 1957 and is involved in the manufacture of diffraction patters and embossed holographic foils, labels and laminates. Both entities sell non-security products under Light Fantastic, Inc.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries since the dates of acquisition. All material intercompany accounts and transaction have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

                          OPTICAL SECURITY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY

Foreign currency denominated assets and liabilities are translated into U.S. dollar equivalents based on exchange rates prevailing at the end of each period. Revenues and expenses are translated at average exchange rates during the year. Aggregate foreign exchange gains and losses arising from the translation of foreign currency denominated assets and liabilities are included in stockholders' equity, and realized gains and losses are reflected in income.

INVENTORY

Inventory is stated at the lower of cost or market using the first-in, first-out
(FIFO) method. Inventory on hand consists principally of raw materials used in embossing polyester films and foils.

COMMON STOCK SPLIT

Effective February 28, 1995, the Company amended its Articles of Incorporation in order to effect a five-to-one reverse split of the Company's common stock. Unless otherwise noted, all shares of common stock have been adjusted to reflect the five-to-one reverse split.

PROPERTY AND EQUIPMENT

Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation is computed using the straight-line method.

GOODWILL AND LICENSE AGREEMENTS

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at September 30, 1995 is associated with the acquisition during the fiscal year ended March 31, 1995 of ELEF, Plc. Other intangible assets consist primarily of license agreements that provide the Company with royalties from the use and sale of holographic and diffraction patterns by various licensees.

Goodwill is being amortized on a straight-line basis over a 20-year life. License agreements are being amortized over a 10-year life.

Goodwill and license agreements are reviewed for impairment whenever events indicate their carrying amount may not be recoverable. When the Company believes that those assets may not be recoverable, it estimates the future cash flows to be generated by the business associated with those assets. In the event that the sum of the cash flows is less than the carrying amount of those assets, the assets would be written down to their fair value, which is normally measured by discounting estimated future cash flows.

                          OPTICAL SECURITY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PATENTS AND PATENT APPLICATIONS

The Company's patent applications relate to tamper-evident packaging methods and document security. Amortization is provided using straight-line methods over the estimated economic lives, not to exceed 17 years.

NET LOSS PER COMMON SHARE

Net loss per common share is computed on the basis of the weighted average number of shares of common stock outstanding. Common share equivalents are not included in the computation of net loss per share. Common share equivalents relate to the dilutive effect of exercisable options, warrants and conversion rights.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed in the period incurred.

2.  BUSINESS COMBINATIONS

The Company completed two acquisitions during the fiscal year ended March 31, 1995, as more fully described below, including the acquisition of 100% of the stock of ELEF, Plc on May 1, 1994 and, in an asset purchase, substantially all of the assets of The Diffraction Company on October 21, 1994. These acquisitions provide the Company with a customer base and manufacturing capabilities to further its penetration of markets for its labels, authenticating, anti-diversion products and document security.

Both acquisitions have been accounted for as purchases, and operations of the businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired is generally included in goodwill and license agreements.

On May 1, 1994, the Company's subsidiary, Optical Security Industries, Inc., acquired 100% of the stock of ELEF, Plc, a corporation based in the United Kingdom. The purchase price was approximately $1.75 million, including 40,000 common shares of the Company valued at $122,500, with the balance paid in cash. Warrants for 70,000 common shares of the Company were issued to the seller as part of the purchase with exercise prices, as adjusted, ranging from $4.05 to $5.00 per share. The cost of the acquisition has been allocated based on the relative fair value of the assets acquired and liabilities assumed. This allocation has resulted in goodwill and license agreements of $1,340,505 and $253,447, respectively.

                          OPTICAL SECURITY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995

2.  BUSINESS COMBINATIONS (CONTINUED)

On October 21, 1994, the Company's newly formed subsidiary, Light Fantastic, Inc., acquired substantially all of the assets of The Diffraction Company, based in Maryland. The purchase price was approximately $795,000, including 60,000 common shares of the Company valued at $157,500, a note payable to the seller of $115,923 due in eighteen months with interest at 10% per annum, and the balance in cash. The cost of the acquisition has been allocated based on the relative fair value of the assets acquired and liabilities assumed. This allocation has resulted in an allocation to license agreements of $288,574. As additional consideration paid in the acquisition of The Diffraction Company, warrants for 100,000 common shares of the Company, with an exercise price of $4.05 per share, were issued to the seller.

The following unaudited pro forma combined results of operations for the quarter ended September 30, 1995 and 1994 have been prepared assuming that the acquisition of ELEF, Plc and the acquisition of the assets of The Diffraction Company occurred at the beginning of each period. In preparing the pro forma data, adjustments have been made for: (i) the amortization of goodwill and license agreements; (ii) the interest expense related to the seller financing of the purchase price; and (iii) the reduction in depreciation expense resulting from purchase accounting.

                                  Three Months Ended                Six Months Ended
                              --------------------------       --------------------------
                                     September 30,                    September 30,
                              --------------------------       --------------------------
                                  1995          1994              1995            1994
                              -----------    -----------       -----------    -----------
Sales and royalty income      $1,942,505      $1,042,700       $4,573,068      $2,478,900
Net (loss)                       (64,082)       (248,000)         (49,088)       (222,000)
Per Share:
      Net (loss)              $     (.02)     $    (.092)      $    (.016)     $    (.092)


3.  STOCKHOLDERS' EQUITY

On December 3, 1993, the Articles of Incorporation of the Company were amended to increase the authorized capital stock of the Company from 2,000,000 to 10,000,000 shares (10,000,000 to 50,000,000 before giving effect to the subsequent 1995 five-to-one reverse stock split. The par value of these shares is $0.25 per share. On December 15, 1994, the Articles of Incorporation were amended to increase the authorized capital stock of the Company from 10,000,000 to 15,000,000 shares effective February 28, 1995. The Company has an Incentive Stock Option Plan (ISO) under which 1,400,000 shares of common stock were reserved for issuance. Under the ISO plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan (NSO) under which 650,000 shares of common stock were reserved for issuance.

                          OPTICAL SECURITY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995


3.  STOCKHOLDERS' EQUITY (CONTINUED)

The following is a summary of stock options granted, exercised and outstanding for the years ended March 31, 1995 and 1994, and the quarters ended June 30, 1995 and September 30, 1995:



                                        Number of shares         Other         Exercise       Expiration
                                         ISO        NSO         Options          Price           Date
                                     --------------------------------------------------------------------

OUTSTANDING, MARCH 31, 1993              -        250,000       88,333        $.20-$.32      3/95-9/2000

Options granted                          -            -            -               -
Options canceled                         -        250,000          -          $.20-$.40
Options granted                      362,667      303,333          -        $.25-$12.50      4/98-9/2000
                                     ---------------------------------
OUTSTANDING, MARCH 31, 1994          362,667      303,333       88,333                       4/95-9/2000

Options granted                       46,567          -         20,000       $.25-$1.10
Options canceled                      60,000       53,333        5,000      $.25-$12.50
Options granted                      468,800      190,000          -        $4.05-$5.00      7/94-2/2000
Fractional shares from reverse
stock split                              -              1            2
                                     ---------------------------------
OUTSTANDING, MARCH 31, 1995          724,800      440,001       63,335

Options granted                          -            -            -        $4.05              2/96-2/98
Options canceled                         400          -            -        $3.75              5/96-5/99
Options granted                       20,000          -            -
                                      --------------------------------
OUTSTANDING, JUNE 30, 1995           744,400      440,001       63,335

Options granted                          -            -            -
Options canceled                      20,000          -            -        $3.75              5/96-5/99
Options granted                          -            -            -
                                      --------------------------------
OUTSTANDING, SEPTEMBER 30, 1995      724,400      440,001       63,335
                                     =================================

                          OPTICAL SECURITY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995

3.  STOCKHOLDERS' EQUITY (CONTINUED)

The following is a summary of warrants granted, exercised and outstanding for the year ended March 31, 1995, and for the year-to-date period ended September 30, 1995. Warrants issued in the acquisition of ELEF, Plc were re-priced effective July 1, 1995 to $5.00 from $10.00 per common share.

                                                   WARRANTS
                                       ---------------------------------
                                        NUMBER     EXERCISE   EXPIRATION
                                       OF SHARES    PRICE        DATE
                                       ---------------------------------
Outstanding, March 31, 1994                  -
Issued for June 1994 financing           355,000     $5.00      6/2001
Issued in ELEF, Plc acquisition           12,346     $4.05      5/2004
Issued in ELEF, Plc acquisition           57,655     $5.00      5/2004
Issued in The Diffraction Company        100,000     $4.05     10/2001
 acquisition
                                         -------
                                         525,001
Exercised December, 1994                  12,346     $4.05
                                         -------
Outstanding, September 30, 1995          512,655
                                         =======

All ISO options were granted with an exercise price equal to or greater than fair market value at the date of grant. During fiscal year 1994, compensation expense of $37,500 was recorded for 50,000 NSO option grants, representing the difference between fair market value and the exercise price at the date of grant. During fiscal 1995, compensation of $205,250 was recorded upon the issuance of 50,000 stock options granted to certain directors and 100,000 options granted to an officer/director under the NSO.

In the event the Company sells substantially all of its assets prior to October 31, 1997, the Company's chief executive officer will receive, as a stock bonus, 50,000 shares of the common stock of the Company.

During the quarter ended June 30, 1995, the Company granted options under the ISO to a newly hired executive for 20,000 common shares of the Company stock, and cancelled options for 400 common shares. During the quarter ended September 30, 1995, options granted under the ISO for 20,000 common shares were cancelled.

                           OPTICAL SECURITY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995


4.  RELATED PARTY TRANSACTIONS

Effective June 29, 1994, the Company completed a financing arrangement with a group of individual investors and with Hunt Capital Group, L.L.C. The group of individual investors includes certain officers/directors/shareholders. Part of the individual funding was a condition of funding by Hunt Capital Group, L.L.C., which also obtained a seat on the Board of Directors. The aggregate funds raised totalled $3.25 million and consisted of the following newly issued debt and equity securities:

                                  COMMON     CONVERTIBLE
                                  STOCK         NOTES        TOTAL
                                -------------------------------------
Hunt Capital Group, L.L.C.      $1,000,000    $  750,000   $1,750,000
Individual investors             1,000,000       500,000    1,500,000
                                -------------------------------------
                                $2,000,000    $1,250,000   $3,250,000
                                =====================================

In December 1994, the Company completed a private placement of common stock of the Company. The group of individual investors includes certain officers/directors/employees. The Company received $725,000 in exchange for 179,012 common shares.

The Company repaid a note payable to an officer/director/ shareholder that was outstanding at the beginning of fiscal 1995 in the amount of $147,521.

The Company borrowed $185,000 from an officer/director/shareholder and $75,000 from a director/shareholder in May 1994. These loans bore interest at 12% until repaid on June 29, 1994. The $185,000 note was repaid with 53,037 shares of the Company's common stock and a warrant to purchase an additional 43,000 shares of the Company's common stock at an exercise price of $5.00 per share. The $75,000 note was repaid with 48,148 shares of the Company's common stock and a warrant to purchase an additional 39,000 shares of the Company's common stock at an exercise price of $5.00 per share.

The Company issued a note payable of $1,250,000 to the seller of ELEF. The seller has remained with the Company as an officer/director/shareholder. The note payable bore interest at 6% until it was repaid from proceeds of the equity and debt funding completed June 29, 1994.

                          OPTICAL SECURITY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995


4.  RELATED PARTY TRANSACTIONS (CONTINUED)

During fiscal 1995, the Company relocated its corporate offices to an office building owned in part by an officer/director/shareholder. The relocation was required to accommodate the additional staff added during the year. Total rents paid to the affiliate of the officer/director/shareholder during the fiscal year ended March 31, 1995 were $32,032, and $18,000 through the quarter ended September 30, 1995.

The Company is committed to issue Series A Convertible Preferred Stock in exchange for $1,250,000 of Convertible Subordinated Secured Notes (the "Notes"). The preferred stock will be issued pursuant to two Exchange Agreements (the "Agreements") between the Corporation and Hunt Capital Group, L.L.C. and Richard
H. Bard (the "Investors"). The exchange is effective as of July 1, 1995, and has been reflected in the Company's financial statements.

The Company had previously issued two Convertible Subordinated Secured Notes aggregating $1,250,000 on June 29, 1994 to Hunt Capital Group, L.L.C. for $750,000, and to Richard H. Bard for $500,000. These Notes which bore interest of 12% paid quarterly, were convertible into the common stock of the Company at the rate of $4.05 per common share. These Notes will be cancelled in their entirety upon the exchange for the Series A Convertible Preferred Stock.

The Articles of Incorporation previously authorized 2,500,000 shares of preferred stock and authorized the Board of Directors to divide the preferred stock into series and, with the limitations provided by statute, to fix by resolution the voting powers, designations, preferences, and relative participating, optional, or other special rights, and the qualifications, limitations or restrictions of the shares of any series so established.

Based upon the authority of the Board of Directors, the Articles of Incorporation are to be amended to define the rights of the Series A Convertible Preferred Stock.

Under the Agreements between the Company and the Investors, the Corporation is committed to issue the Series A Convertible Preferred Stock subject to the following general terms:

        (a) The Corporation is committed to issue 400,000 shares of Series A Convertible Preferred Stock in exchange for the cancellation of the Convertible Subordinated Secured Notes totaling $1,250,000;

        (b) The Series A Convertible Preferred Stock is convertible into the common stock of the Corporation at $3.125 per common share. The conversion right provides for certain anti-dilutive measures;

                          OPTICAL SECURITY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995


4.  RELATED PARTY TRANSACTIONS (CONTINUED)

(c)  Dividends shall be paid or accrued from July 1, 1995 as follows:

     Year ending June 30, 1996     0.00%(no dividend/no accumulation)
     Year ending June 30, 1997    14.60%
     Year ending June 30, 1998    16.60%
     Year ending June 30, 1999    18.60%
     Year ending June 30, 2000    20.60%
     Year ending June 30, 2001    22.50%

(d) The preferred stock is redeemable solely at the option of the Company with a one year notice;

(e) The dividend rate will increment 3% per year after June 30, 2001, until redeemed;

(f) The Corporation will immediately transfer all existing patents and all future patents as applied for, into its subsidiary, TSL, Inc. TSL will provide a dividend guaranty to the Investors.

(g) In the event the Company defaults on the payment of any dividend on the Series A Shares and such default is not cured within 180 days of such default, the Investors, at their option, shall have the right to exchange, all but not less than all, of its Series A Shares for common shares of TSL or Optical Security Industries, Inc. ("OpSec"). The number of common shares of TSL or OpSec issued to the Investor upon exchange, shall equal the greater of the minimum number of common shares of TSL or OpSec necessary to approve any action, whether routine or extraordinary, submitted to a vote of shareholders of TSL or OpSec or the number of common shares of OpSec or TSL equal to the fair market value of the Series A shares converted.

(h) Registration rights granted pursuant to the Investment Agreement dated as of June 29, 1994 remain in effect for common shares acquired pursuant to the Investment Agreement, or pursuant to the exercise of warrants granted, or upon conversion of the preferred stock issued in exchange for the cancellation of the Notes.

                          OPTICAL SECURITY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1995
--------------------------------

Gross revenues increased 238% for the quarter to $1,942,505, an increase of $1,368,644 over the second quarter of the prior year. For the six month period ending September 30, 1995, sales increased 218% to $4,573,068, an increase of $3,135,093. Six month revenues from the Company's United Kingdom subsidiary have increased $1,859,716 over the prior year. Revenues generated by the U.S.- based acquisition, which was not included in prior years operations, are $1,423,400 for the six month period. These revenues are substantially ahead of historical sales.

Operating expenses were $760,277 for the quarter compared to $758,323 for the first quarter ending June 30, 1995. Operating expenses increased $266,309 for the first quarter and $141,108 for the second quarter over prior years expenses, or 37% for the six month period. Corporate operating expenses declined $78,000 for the six month period. The subsidiary companies' operating expenses were primarily from the addition of a new operating subsidiary which was not included in prior years operating expenses; increase in compensation schedules to retain key staff; and, the addition of sales and customer support staff and facilities.

QUARTER ENDED JUNE 30, 1995
---------------------------

Gross revenues for the quarter were $2,630,564 compared to revenues for the same quarter of the prior year of $864,114. Operations for the quarter include the full operations for the two business acquisitions completed during the prior year. Prior year sales included two months for ELEF, acquired May 1, 1994, and no sales for The Diffraction Co., the assets of which were acquired October 31, 1994.

Operating expenses were $758,323 for the quarter, an increase of $266,309 over the same quarter of the prior year. Of these increased expenses, $192,751 were incurred in the business acquisition made after the end of the first quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

QUARTER ENDED SEPTEMBER 30, 1995
--------------------------------

As of September 30, 1995, the Company had total current assets of $2,182,051 and total current liabilities of $1,210,329, resulting in a working capital surplus of $971,722 and a current ratio of 1.8 to 1. Seller financing from a business acquisition of $172,588, maturing in April 1996, is now included in current liabilities. Total liabilities declined $1,469,541 during the quarter upon the exchange of convertible debt of $1,250,000 for Series A Preferred Convertible Stock and the reduction in trade payables.

                          OPTICAL SECURITY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

QUARTER ENDED JUNE 30, 1995
---------------------------

As of June 30, 1995, the Company had total current assets of $2,395,386 and total current liabilities of $1,249,982, resulting in a working capital surplus of $1,145,404 and a current ratio of 1.916 to 1. Long term debt decreased $50,645 from the same period of the prior year.

                                    PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(1) Form 8-K filed September 5, 1995 regarding the exchange of Convertible Subordinated Secured Notes for Series A Convertible Preferred Stock.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          OPTICAL SECURITY GROUP, INC.
                          ----------------------------
                                  (Registrant)



DATED:   12/14/95            BY:  /s/ Richard H. Bard
       -----------------        ----------------------------------
                                Richard H. Bard
                                President and Chief Executive
                                Officer

DATED:   12/14/95            BY:  /s/ Gerald A. Melfi
       -----------------        ----------------------------------
                                Gerald A. Melfi
                                Controller and Principal Accounting
                                Officer