Form 10QSB
period 1995-12-31
OPTICAL SECURITY GROUP INC
filed 1996-02-05
CIK 843961

                           CONFORMED

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 1995

                                OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to       .
Commission File No. 0-17531

                     OPTICAL SECURITY GROUP, INC.
      ------------------------------------------------------
      (Exact Name of Registrant as Specified in its Charter)

            Colorado                                       84-1094032
-------------------------------             -----------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                    535 16th Street, Suite 920
                      Denver Colorado  80202
             ----------------------------------------
             (Address of Principal Executive Offices)

                          (303) 534-4500
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

             4500 Cherry Creek Drive South, Suite 900
             ----------------------------------------
                         Denver, CO 80222

 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding twelve months and (2) has been subject to the filing requirements for the past 90 days.



Yes   X    No      .
    -----     -----


               APPLICABLE ONLY TO CORPORATE ISSUES:

Class of Stock                 No. of Shares Outstanding             Date
--------------                 -------------------------             ----
Common                               3,024,552                 December 31, 1995

Series A Convertible Preferred        400,000                  December 31, 1995

                  OPTICAL SECURITY GROUP, INC.
                   CONSOLIDATED BALANCE SHEET
                       DECEMBER 31, 1995
                          (UNAUDITED)



ITEM 1. FINANCIAL STATEMENTS
CURRENT ASSETS:
Cash                                      $  376,857
Accounts receivable, net                   1,278,350
Inventory                                    456,179
Prepaid expenses and other                    91,006
                                          ----------
 TOTAL CURRENT ASSETS                      2,202,392

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $183,876                  429,289

OTHER ASSETS:
Patents and patent applications, net of
   accumulated amortization of $64,681       277,405
Goodwill, net of accumulated
   amortization of $111,706                1,228,799
License agreements, net of accumulated
   amortization of $76,646                   465,015
Deposits and other assets                    168,960
                                          ----------
                                           2,140,179
                                          ----------

   TOTAL ASSETS                           $4,771,860
                                          ==========


                           2 of 18

                  OPTICAL SECURITY GROUP, INC.
                   CONSOLIDATED BALANCE SHEET
                       DECEMBER 31, 1995
                          (UNAUDITED)


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable and finance leases                          195,674
Accounts payable                                          589,385
Accruals and other liabilities                            535,775
                                                       ----------
          TOTAL CURRENT LIABILITIES                     1,320,834

OTHER LIABILITIES:
     Notes payable and finance leases                      75,921
                                                       ----------
          TOTAL LIABILITIES                             1,396,755

STOCKHOLDERS' EQUITY (Note 3 and 4):
     Preferred stock, $.001 par value, 2,100,000
        shares authorized, none issued and outstanding
     Preferred stock (convertible), Series A, 400,000
        authorized; 400,000 issued and outstanding      1,212,656
     Common stock, $.005 par value, 15,000,000
        shares authorized; 3,024,552 issued and
        outstanding                                        75,614
     Additional paid-in capital                         8,389,120
     Foreign currency translation adjustment               (4,587)
    Accumulated deficit                                (6,297,698)
                                                       ----------
   TOTAL STOCKHOLDERS' EQUITY                           3,375,105
                                                       ----------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                $4,771,860
                                                       ==========


See Notes to Consolidated Financial Statement

                                    3 of 18

                  OPTICAL SECURITY GROUP, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                       DECEMBER 31, 1995
                          (UNAUDITED)




ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                                        Three Months Ended           Nine Months Ended
                                       ----------------------    ----------------------
                                            December 31,               December 31,
                                       ----------------------    ----------------------
                                         1995         1994          1995         1994
                                       ----------  ----------    ----------  ----------
Revenues                               $2,884,012  $  821,039    $7,457,081  $2,259,014
Cost of sales                           2,090,020     379,191     5,087,925     848,140
                                       ----------  ----------    ----------  ----------
   Gross profit                           793,992     441,848     2,369,156   1,410,874

Operating expenses
   Salaries, benefits and taxes           388,839     421,359     1,227,783   1,029,116
   Depreciation and amortization           63,003      43,550       186,819     135,229
   Other operating expenses               281,733     280,497       837,572     692,244
                                       ----------  ----------    ----------  ----------
   Total Expenses                         733,575     745,406     2,252,174   1,856,589
                                       ----------  ----------    ----------  ----------
Net operating income                       60,417    (303,558)      116,982    (445,715)

   Interest income                          1,572       5,048         8,660      16,644
   Other income                             1,226     (10,758)       18,738     (18,442)
   Interest expense                        (7,827)    (47,480)      (61,509)   (121,971)
                                       ----------  ----------    ----------  ----------
Net income (loss) before tax               55,388    (356,748)       82,871    (569,484)

   Income tax expense
     (benefit)                              7,386     ( 6,832)       83,956      64,908
                                       ----------  ----------    ----------  ----------
Net income (loss)                          48,002    (349,916)      ( 1,085)   (634,392)
                                       ==========  ==========    ==========  ==========
Net income (loss) per share           $      .016  $    (.123)  $     (.000) $    (.242)
                                       ==========  ==========    ==========  ==========
Weighted average number of
   shares outstanding                   3,024,552   2,842,401     3,015,990   2,624,510
                                       ==========  ==========    ==========  ==========
Fully diluted earnings
   per share                          $      .011
                                       ==========
Weighted average number of
   shares outstanding
   (fully diluted)                      4,461,970
                                       ==========

See Notes to Consolidated Financial Statements.

                                    4 of 18

                  OPTICAL SECURITY GROUP, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       DECEMBER 31, 1995
                          (UNAUDITED)


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                                           Nine Months Ended December 31,
                                           ------------------------------
                                                1995            1994
                                           ------------    --------------
OPERATING ACTIVITIES:
Net income (loss)                           $  (1,085)      $  (634,392)
Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation and amortization              186,819           135,229
   Common shares issued for services              -              20,000
   Common shares issued for interest           37,500            75,000
   Stock options issued for services              -             153,937
   Change in operating assets and
    liabilities:
      Accounts receivable                      21,658          (200,471)
      Inventory                              (114,115)          (16,264)
      Prepaid and other assets                (71,380)           (3,244)
      Accounts payable and
      accrued expenses                         87,447          (296,898)
                                           ------------    --------------
Net cash used by operating activities         146,844          (767,103)

INVESTING ACTIVITIES:
Patent costs                                  (14,036)          (33,152)
Acquisition - ELEF, Plc                            -         (1,685,263)
Acquisition - The Diffraction Co.                  -           (555,422)
Property and equipment                        (76,170)         (181,180)
Proceeds from disposition of equipment         22,684            13,990
Other intangible assets                            -            (38,933)
                                           ------------    --------------
Net cash used by investing activities         (67,552)       (2,479,960)

FINANCIAL ACTIVITIES:
Cost of conversion of debt
  into preferred stock (Series A)           $  (9,441)      $       -
Issuance costs incurred for
   preferred stock (Series B)               $(113,267)              -
Proceeds from issuance of common stock             -          2,826,333
Proceeds from issuance of debt                     -          1,365,923
Payments on notes and capital
  lease obligations                           (46,960)         (173,606)
                                           ------------    --------------
Net cash provided by financing
  activities                                 (169,668)        4,018,650

Effect of exchange rate changes on
  cash flows                                  (15,822)              -
                                           ------------    --------------
Net increase (decrease) in cash              (106,168)          771,587
Cash, beginning of period                     483,025            66,527
                                           ------------    --------------
Cash, end of period                         $ 376,857       $   838,114
                                           ============    ==============


See Notes to Consolidated Financial Statements

                                    5 of 18

                  OPTICAL SECURITY GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995

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

The Company owns three other subsidiaries, TSL Incorporated, which will be used to hold the Company's patents, VisiLink, Inc., which was formed to participate as exclusive marketing agent for the interactive computer disk technology owned by Interactive Digital, Inc., and Light Fantastic, Inc. which was used to acquire the assets of The Diffraction Company.

The Company is headquartered in Denver, Colorado, with manufacturing facilities and sales offices in the U.K. and in the U.S. The Company is publicly held and traded on the NASDAQ Smallcap Market System under the symbol "OPSC."

The Company was formed on August 4, 1988, to develop and commercialize tamper-resistant and anti-counterfeiting technology. In May 1994, under new management led by Richard H. Bard, the Company expanded its business by acquiring ELEF, Plc. ("ELEF") (now known as OpSec U.K.), a United Kingdom corporation. ELEF was founded in 1981 and is involved in the design and production of holographic images and products. In addition, in October 1994, through Light Fantastic, Inc., the Company acquired substantially all of the assets of The Diffraction Company, a Maryland corporation. The Diffraction Company was founded in 1957 and is involved in the manufacture of diffraction patterns and embossed holographic foils, labels and laminates. Both entities sell non-security products under the Light Fantastic, Inc.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries since the dates of acquisition. All material intercompany accounts and transaction have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

                                    6 of 18

                  OPTICAL SECURITY GROUP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995

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

GOODWILL AND LICENSE AGREEMENTS

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at December 31, 1995 is associated with the acquisition of ELEF Plc. ("ELEF) during the fiscal year ended March 31, 1995. Other intangible assets consist primarily of license agreements that provide the Company with royalties from the use and sale of holographic and diffraction patterns by various licensees.

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

                                    7 of 18

                  OPTICAL SECURITY GROUP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PATENTS AND PATENT APPLICATIONS

The Company's patents and patent applications relate to tamper-evident packaging methods and document security. Amortization is provided using straight-line methods over the estimated economic lives, not to exceed 17 years.

NET INCOME OR LOSS PER COMMON SHARE

Net income per common share is computed on the basis of the weighted average number of shares of common stock outstanding, and common share equivalents during the period. Common share equivalents relate to the dilutive effect of exercisable options, warrants and conversion rights.

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

2.  BUSINESS COMBINATIONS

The Company completed two acquisitions during the fiscal year ended March 31, 1995, as more fully described below, including the acquisition of 100% of the stock of ELEF on May 1, 1994 and, in an asset purchase, substantially all of the assets of The Diffraction Company on October 21, 1994. These acquisitions provide the Company with a customer base and manufacturing capabilities to further its penetration of markets for its labels, authenticating and anti-diversion products and document security.

Both acquisitions have been accounted for as purchases, and operations of the businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired is included in goodwill and license agreements.

On May 1, 1994, the Company's subsidiary, Optical Security Industries, Inc., acquired 100% of the stock of ELEF. The purchase price was approximately $1.75 million, including 40,000 common shares of the Company valued at $122,500, with the balance paid in cash. Warrants for 70,000 common shares of the Company were issued to the seller as part of the purchase with exercise prices, as adjusted, ranging from $4.05 to $5.00 per share. The cost of the acquisition has been allocated based on the relative fair value of the assets acquired and liabilities assumed. This allocation has resulted in goodwill and license agreements of $1,340,505 and $253,447, respectively.

                                    8 of 18

                  OPTICAL SECURITY GROUP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995

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

3.    STOCKHOLDERS' EQUITY

On December 3, 1993, the Articles of Incorporation of the Company were amended to increase the authorized capital stock of the Company from 2,000,000 to 10,000,000 shares (10,000,000 to 50,000,000 before giving effect to the subsequent 1995 five-to-one reverse stock split). The par value of these shares is $0.25 per share. On December 15, 1994, the Articles of Incorporation were amended to increase the authorized capital stock of the Company from 10,000,000 to 15,000,000 shares effective February 28, 1995. The Company has an Incentive Stock Option Plan (ISO) under which 1,400,000 shares of common stock are reserved for issuance. Under the ISO plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan (NSO) under which 650,000 shares of common stock are reserved for issuance.

The following is a summary of stock options granted, exercised and outstanding for the years ended March 31, 1995, 1994, and 1993, and the quarters ended June 30 1995, September 30, 1995 and December 31, 1995:

                                    Number of shares    Other   Exercise    Expiration
                                     ISO       NSO     Options    Price        Date
                                   ----------------------------------------------------
Outstanding, March 31, 1993            -    250,000   88,333    $.20-$.32    3/95-9/2000

Options granted                        -       -         -          -
Options canceled                       -    250,000      -      $.20-$.40
Options granted                    362,667  303,333      -      $.25-$12.50  4/98-9/2000
                                   _________________________
OUTSTANDING, MARCH 31, 1994        362,667  303,333   88,333                 4/95-9/2000

Options granted                     46,567     -      20,000    $.25-$1.10
Options canceled                    60,000   53,333    5,000    $.25-$12.50
Options granted                    468,800  190,000      -      $4.05-$5.00  7/94-2/2000
Fractional shares from reverse
stock split                            -          1        2
                                   _________________________
OUTSTANDING, MARCH 31, 1995        724,800  440,001   63,335

                                    9 of 18

                    OPTICAL SECURITY GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          DECEMBER 31, 1995

3.    STOCKHOLDERS' EQUITY (CONTINUED)

                                    Number of shares   Other   Exercise    Expiration
                                       ISO     NSO    Options    Price        Date
                                    -------------------------------------------------
Options granted                        -        -         -      $4.05      2/96-2/98
Options canceled                       400      -         -      $3.75      5/96-5/99
Options granted                     20,000      -         -
                                   _________________________
OUTSTANDING, JUNE 30, 1995         744,400  440,001   63,335

Options granted                         -       -          -
Options canceled                    20,000      -          -      $3.75     5/96-5/99
Options granted                         -       -          -
                                   _________________________
OUTSTANDING, SEPTEMBER 30, 1995    724,400  440,001   63,335

Options granted                     50,000      -         -       $5.00   11/96-11/99
Options canceled                    40,000      -         -       $3.75     7/96-2/98
Options granted                         -       -         -
                                   _________________________
OUTSTANDING, DECEMBER 31, 1995     734,400  440,001   63,335
                                   =========================

The following is a summary of warrants granted, exercised and outstanding for the year ended March 31, 1995, and for the year-to-date period ended December 31, 1995. Warrants issued in the acquisition of ELEF were re-priced effective July 1, 1995 to $5.00 from $10.00 per common share.

                                               WARRANTS
                                  ---------------------------------
                                    NUMBER    EXERCISE   EXPIRATION
                                  OF SHARES    PRICE        DATE
                                  ---------   --------   ----------
Outstanding, March 31, 1994             -

Issued for June 1994 financing      355,000    $  5.00      6/2001

Issued in ELEF, Plc acquisition      12,346    $  4.05      5/2004

Issued in ELEF, Plc acquisition      57,655    $  5.00      5/2004

Issued in The Diffraction Company   100,000    $  4.05     10/2001
acquisition                         -------
                                    525,001
Exercised December, 1994             12,346    $  4.05
                                    -------
Outstanding, FYE March 31, 1995     512,655
and at December 31, 1995            =======

                                   10 of 18

                  OPTICAL SECURITY GROUP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1995

3.    STOCKHOLDERS' EQUITY (CONTINUED)

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

During the quarters ended September 30, 1995 and December 31, 1995, ISO options for 20,000 and 40,000 common shares, respectively, were cancelled upon termination of employment. During the quarter ended December 31, 1995, the Company granted options under the ISO to a newly hired executive and a continuing employee.

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

                                  COMMON     CONVERTIBLE
                                  STOCK         NOTES          TOTAL
                                ----------  ------------    ----------

Hunt Capital Group, L.L.C.      $1,000,000    $ 750,000     $1,750,000
Individual investors             1,000,000      500,000      1,500,000
                                ----------  ------------    ----------
                                $2,000,000    $1,250,00     $3,250,000
                                ==========  ============    ==========

                                   11 of 18

                  OPTICAL SECURITY GROUP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1995

4.     RELATED PARTY TRANSACTIONS (CONTINUED)

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

During fiscal 1995 and again in fiscal 1996, the Company relocated its corporate offices to an office building owned in part by an officer/director/shareholder. The relocation was required to accommodate the additional staff added during the year and the addition of a materials laboratory. Total rents paid to the affiliate of the officer/director/shareholder during the fiscal year ended March 31, 1995 were $32,032, and $29,275 through the quarter ended December 31, 1995.

The Company issued Series A Convertible Preferred Stock ("Series A Shares") in exchange for $1,250,000 of Convertible Subordinated Secured Notes (the "Notes"). The Series A Shares were issued pursuant to two Exchange Agreements (the "Agreements") between the Corporation and Hunt Capital Group, L.L.C. and Richard H. Bard (the "Investors"). The exchange is effective as of July 1, 1995, and has been reflected in the Company's financial statements. Costs of $37,344 incurred in raising the funds and in arranging the exchange have been written off against the proceeds of the issue.

The Company had previously issued the Notes on June 29, 1994 to Hunt Capital Group, L.L.C. for $750,000, and to Richard H. Bard for $500,000 pursuant to an Investment Agreement. The Notes which bore interest of 12% paid quarterly, were convertible into the common stock of the Company at the rate of $4.05 per common share. The Notes will be cancelled in their entirety upon the exchange for the Series A Shares.

                                   12 of 18

                  OPTICAL SECURITY GROUP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1995

4.     RELATED PARTY TRANSACTIONS (CONTINUED)

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

Based upon the authority of the Board of Directors, the Articles of Incorporation have been amended to define the rights of the Series A Shares.

Under the Agreements between the Company and the Investors, the Corporation issued the Series A Shares subject to the following general terms:

       (a) The Corporation issued 400,000 shares of Series A Convertible Preferred Stock in exchange for the cancellation of the Notes totaling $1,250,000;

       (b) The Series A Shares is convertible into the common stock of the Corporation at $3.125 per common share. The conversion right provides for certain anti-dilutive measures;

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

       (d) The Series A Shares are redeemable solely at the option of the Company with a one year notice;

       (e) The dividend rate will increment 3% per year after June 30, 2001, until redeemed;

       (f) The Corporation will immediately transfer all existing patents and all future patents as applied for, into TSL. TSL will provide a dividend guaranty to the Investors.

                                   13 of 18

                  OPTICAL SECURITY GROUP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1995

4.     RELATED PARTY TRANSACTIONS (CONTINUED)

       (g) In the event the Company defaults on the payment of any dividend on the Series A Shares and such default is not cured within 180 days of such default, the Investors, at their option, shall have the right to exchange, all but not less than all, of its Series A Shares for common shares of TSL or OpSec. The number of common shares of TSL or OpSec issued to the Investors upon exchange, shall equal the greater of the minimum number of common shares of TSL or OpSec necessary to approve any action, whether routine or extraordinary, submitted to a vote of shareholders of TSL or OpSec or the number of common shares of OpSec or TSL equal to the fair market value of the Series A shares converted.

       (h) Registration rights granted pursuant to the Investment Agreement dated as of June 29, 1994 remain in effect for common shares acquired pursuant to the Investment Agreement, or pursuant to the exercise of warrants granted, or upon conversion of the preferred stock issued in exchange for the cancellation of the Notes.

                                   14 of 18

                  OPTICAL SECURITY GROUP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1995

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1995

Gross revenues increased 251% for the quarter to $2,884,012, an increase of $2,062,973 over the third quarter of the prior year. For the nine month period ended December 31, 1995, sales increased 230% to $7,457,081, an increase of $5,198,067. Nine month revenues from the Company's United Kingdom subsidiary have increased $3,277,300 over the prior year. Revenues generated by the U.S.- based acquisition, which was not included in prior years operations until the third quarter, are $2,438,412 for the nine month period. These revenues are substantially ahead of historical sales.

Operating expenses were $733,575 for the quarter compared to $760,277 for the second quarter ending September 30, 1995. Year to date operating expenses increased $395,586 over the prior years expenses. Corporate operating expenses declined $227,476 for the nine month period. The increase in the company's operating expenses resulted primarily from the addition of a new operating subsidiary which was not included in prior years operating expenses, and which comprises $332,329 of the increase; an increase in compensation schedules to retain key staff; and, the addition of sales and customer support staff and facilities.

QUARTER ENDED SEPTEMBER 30, 1995

Gross revenues increased 238% for the quarter to $1,942,505, an increase of $1,368,644 over the second quarter of the prior year. For the six month period ended September 30, 1995, sales increased 218% to $4,573,068, an increase of $3,135,093. Six month revenues from the Company's United Kingdom subsidiary have increased $1,859,716 over the prior year. Revenues generated by the U.S.-based acquisition, which was not included in prior years operations, are $1,423,400 for the six month period. These revenues are substantially ahead of historical sales.

Operating expenses were $760,277 for the quarter compared to $758,323 for the first quarter ending June 30, 1995. Operating expenses increased $266,309 for the first quarter and $141,108 for the second quarter over the prior years expenses, or 37% for the six month period. Corporate operating expenses declined $78,000 for the six month period. The increase in the company's operating expenses were primarily from the addition of a new operating subsidiary which was not included in prior years operating expenses; an increase in compensation schedules to retain key staff; and, the addition of sales and customer support staff and facilities.

                                   15 of 18

                  OPTICAL SECURITY GROUP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1995

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

Operating expenses were $758,323 for the quarter, an increase of $266,309 over the same quarter of the prior year. Of these increased expenses, $192,751 related to The Diffraction Company, were incurred in the business acquisition made after the end of the first quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

QUARTER ENDED  DECEMBER 31, 1995
--------------------------------

As of December 31, 1995, the Company had total current assets of $2,202,392 and total current liabilities of $1,320,834, resulting in a working capital surplus of $881,558 and a current ratio of 1.67 to 1. Seller financing from a business acquisition of $172,581, maturing in April 1996, is included in current liabilities.

During the quarter, the Company commenced an offering for Series B Convertible Preferred Stock. The Company is seeking to raise between $2,000,000 and $8,000,000. During the current quarter, the Company incurred $113,267 in costs and deposits. On January 19, 1996, the Company received $2,230,000 in proceeds from the stock issuance, and will continue its efforts for additional proceeds through February, 1996.

QUARTER ENDED  SEPTEMBER 30, 1995
---------------------------------

As of September 30, 1995, the Company had total current assets of $2,182,051 and total current liabilities of $1,210,329, resulting in a working capital surplus of $971,722 and a current ratio of 1.8 to 1. Seller financing from a business acquisition of $172,588, maturing in April 1996, is included in current liabilities. Total liabilities declined $1,469,541 during the quarter as a result of the exchange of convertible debt of $1,250,000 for Series A Preferred Convertible Stock and the reduction in trade payables.

QUARTER ENDED JUNE 30, 1995
---------------------------

As of June 30, 1995, the Company had total current assets of $2,395,386 and total current liabilities of $1,249,982, resulting in a working capital surplus of $1,145,404 and a current ratio of 1.916 to 1. Long term debt decreased $50,645 from the same period of the prior year.

                                   16 of 18

                                    PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                   17 of 18

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         OPTICAL SECURITY GROUP, INC.
                         ----------------------------
                                 (Registrant)



DATED:   2/5/96                    BY:  /s/ RICHARD H. BARD
         ------                       -----------------------------
                                      Richard H. Bard
                                      President and Chief Executive
                                      Officer

DATED:   2/5/96                    BY:  /s/ GERALD A. MELFI
         ------                       -----------------------------
                                      Gerald A. Melfi
                                      Controller and Principal
                                      Accounting Officer

                         18 of 18