Form 10KSB
period 1996-03-31
OPTICAL SECURITY GROUP INC
filed 1996-06-27
CIK 843961

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1996.

Commission File No. 0-17531

                         Optical Security Group, Inc.
                         ----------------------------
                (Name of small business issuer in its charter)

    COLORADO                                                     84-1094032
- ----------------------------------------                     -------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

535 - 16th Street, Suite 920
Denver, Colorado                                                     80202
- ----------------------------------------                           --------
(Address of principal executive offices)                           Zip Code

Issuer's telephone number:  (303) 534-4500

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 Common Stock
                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     X
                    ---                      --
                    YES                      NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

State issuer's revenues for its most recent fiscal year.  $8,953,740
                                                          ----------

The aggregate market value of the voting stock held by non-affiliates of the company, 2,296,491 shares as of May 15, 1996 was approximately $14,054,525, based on the average of the closing bid and ask prices of the Registrant's common stock as reported on the NASDAQ SmallCap Market System. Shares of voting stock held by each officer and director and each person who owns 5% or more of the outstanding voting stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, May 15, 1996: 3,034,552.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Transitional Small Business Disclosure Format (Check one):
Yes      ;     No   X
    -----         -----

Exhibit Index found at page 24.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     The Company was formed on August 4, 1988, to develop and commercialize tamper-resistant and anti-counterfeiting technology. In May 1994, under new management led by Richard H. Bard, the Company expanded its business by acquiring ELEF Plc., a United Kingdom corporation founded in 1981 (now known as Optical Security Industries International, Plc or OpSec International). OpSec International is a technology company involved in the design and production of holographic images and products. In October 1994, the Company acquired substantially all of the assets of The Diffraction Company, a Maryland corporation (now known as Optical Security Industries, Inc. or OpSec US). OpSec US is involved in the manufacture of diffraction patterns and embossed holographic foils, labels and laminates. As used herein, unless the context requires otherwise, the term "Company" includes Optical Security Group, Inc. and its subsidiaries.

     On December 15, 1994, the Company changed its name from TSL Incorporated to Optical Security Group, Inc. Effective February 28, 1995, the Company amended its Articles of Incorporation to effect a five-to-one reverse split of the Company's common stock. Unless otherwise noted, all references to shares of common stock have been adjusted to reflect the five-to-one reverse split.

     The Company's common stock is listed on the NASDAQ SmallCap Market System and currently trades under the symbol "OPSC." (See Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS).

BUSINESS OF ISSUER

     General.  The Company's primary business is developing, producing and
     -------
marketing products that include its optical imaging technology. This includes sophisticated holographic originations and embossing techniques primarily used in security label applications; and, it includes dimensional printing that incorporates graphic design, depth of field (3D) and motion, primarily used for product promotion and packaging enhancement. Markets for the Company's security products include (1) motor vehicle agencies of state and federal governments which use the Company's patented authenticating devices to protect vehicle registration documents; and (2) manufacturers of consumer products which use security holographic labels and garment tags for protection against counterfeiting and diversion (grey marketing). Markets for the Company's commercial products include (1) consumer goods packaging companies which use the Company's decorative holographic and dimensional printing for on-pack or in-pack promotion and packaging enhancements; and (2) major publishers of children's books for whom the Company produces holographic and dimensionally printed illustration material.

     Selling Methods - Distribution.
     ------------------------------

     OpSec US has sales and customer services offices in Chicago, Illinois and Sparks, Maryland; and it has sales offices for its government products division in Denver, Colorado. OpSec International has security sales and commercial sales offices in Leicestershire and Hampshire, England, respectively.

     The Company also distributes its products using independent, exclusive marketing agents and distributors throughout Western Europe and in parts of Eastern Europe, South America and Asia.

     OpSec US and OpSec International act as trade suppliers of technology and products to other industry-related entities. The Company receives both direct revenues and royalties on an on-going basis from these activities. The Company also sells its products through other formal and informal trade relationships. The Company has formal supply agreements with Mead Packaging (Europe), Avery-Dennison Corporation and 3M Corporation. The Company has royalty agreements with Van Leer Packaging, Inc., L.G. Kurz, Gmbh, FLEXcon, Inc., and Holopak, Inc.

     In February 1996, the Company entered into an agreement with the American Association of Motor Vehicle Administrators (AAMVA) to sell the Company's secured vehicle temporary registration permit to state motor vehicle departments. The agreement allows AAMVA to offer volume discounts to its member states.

     Marketing Agreements. The Company is the exclusive European marketing agent
     --------------------
for lenticular (dimensional printing, 3D) products manufactured by Optigraphics, a division of Pinnacle Brands based in Dallas, Texas. The Company also has a non-exclusive license to sell microdot products and technology in North and South America from Alphadot Technologies, Inc. based in Spokane, Washington.

     Product Development. The Company is developing new products, including
     -------------------
security parking hang tags, title document security processes (under joint development with 3M Corporation), and license plate tabs for the motor vehicle market. The Company has an agreement with OptiTek, Inc. to co-develop and license "holostorage," a method of encrypting and storing data in embossed holographic labels. The Company also has a product development and marketing agreement with P.P. Paynes, Plc. for holographically embossed covert images to be applied to packaging tear strips.

     Products.  The Company's products incorporate its optical technology and
     --------
proprietary methods. In general, the Company markets its products as security devices for product and document protection, or as enhancements and/or promotional devices for the consumer packaging industry.

     The Company's products have applications in the following areas:

     1.   Document Security Incorporating Write Resist and Holograms. The
          ----------------------------------------------------------
     primary applications for the Company's patented combined use of write resist over-laminates and holographic foils are in the protection and authentication of temporary vehicle license tags, parking permits and auto titles in the U.S. Many states face problems of unauthorized issuance, counterfeiting and alteration of these documents. The Company's proprietary product is viewed as effective in reducing these problems substantially by
     (a) protecting the data field with a surface to which writing cannot adhere ("write resist tape or over-laminate"); (b) using a holographic foil strip that will not reproduce in conventional copying machines; and (c) protecting against unwanted alteration of the data field using "fiber-tear" adhesives that destroy the document if subjected to tampering.

     2.   Security Labels, Laminates & Foils.  The Company sells labels,
          ----------------------------------
     laminates and foils ("security devices") which are used to authenticate documents and products. These security devices are difficult to copy or duplicate and may include tamper-evident features. Documents and products utilizing these security devices are thus protected against counterfeiting, alteration, tampering and diversion. Applications include (a) security over-laminates for documents of value; (b) security foils on credit cards, event tickets, and checks; and (c) security labels and tags for licensed products, spirits, software, pharmaceuticals, component parts, and other products subject to counterfeiting.

     3.   Lenticular Products.  The Company sells and distributes lenticular
          -------------------
     (dimensional printing) products in Europe for on-package product promotions, application in point of sale displays, packaging enhancement and other commercial uses. Lenticular products combine printed media with overlaminated lenses to produce special visual effects, including depth, breadth of field and motion.

     4.   Decorative Diffraction Patterns and Holographic Foils and Labels. The
          ----------------------------------------------------------------
     Company's decorative diffraction patterns and holographic foils and labels are used in product packaging, promotional materials, trading cards, point of sale displays and other commercial non-security uses. These products are licensed to converters and packaging companies or sold in bulk quantities to customers. The Company's holographically embossed foils also are used to illustrate children's books.

     Competitive Positioning and Methods of Competition. The Company is careful
     --------------------------------------------------
in selecting market segments to exploit which are particularly receptive to the Company's unique technology. This approach helps the Company operate in a highly competitive environment in direct competition with businesses that are larger, more well established, and have greater resources. The Company's ability to compete depends upon correct market segment choices, product effectiveness, market acceptance, cost, market approach, and product exposure.

     Sources of Raw Materials. The Company has numerous sources for raw
     ------------------------
materials and supplies. Key suppliers include FLEXcon, Astor Universal, L.G. Kurz, WEB Technologies, Adchem Corp., and Holopak, Inc.

     Major Customers. Significant customers for the Company's security vehicle
     ---------------
temporary registration products during the fiscal year included the states of Colorado, Indiana, New Mexico, Maryland, West Virginia and the District of Columbia. Security authenticating label customers included Glaxo, Wilson Sporting Goods, The National Hockey League, The National Collegiate Athletic Association and Major League Baseball. Customers using the Company's optical imaging technology for promotion and/or product enhancement included several major consumer goods manufacturers such as Coke, Pepsi Co., Kellogg's and EMI.

     The Company does not depend on any single customer, or group of customers, for a significant part of its revenue.

     Patents, Trademarks, Licenses and Other Legal Agreements.
     --------------------------------------------------------

     The Company owns seven U.S. patents of which six are related to tamper-evident technology and one is related to document security products. The Company has six U. S. patents pending related to document security protection, and one related to validation security labels. The Company has nine foreign filings relating to U.S. patents of which six have been issued. The Company's first patent will expire in 2007.

     The Company also holds copyrights on 41 of its diffraction and holographic security patterns and has applied for copyright protection on an additional 16 diffraction and holographic security patterns.

     Government Regulation and Approval.  No government approval is necessary to
     ----------------------------------
offer the Company's principal products or services.

     Research and Development. The Company has been involved in research and
     ------------------------
development for a number of different technologies and products, and has spent approximately $40,400 and $52,500 in the fiscal years ended March 31, 1996 and 1995, respectively, on research and development and patents. The Company believes that it will continue to expend funds for research and development activities in order to improve and broaden the Company's technologies, and anticipates that it will spend approximately $100,000 on research and development during the fiscal year ending March 31, 1997. These costs are provided for by the Company's working capital and are not borne directly by the Company's customers.

     Cost of Compliance With Environmental Laws. The Company's production
     ------------------------------------------
facilities generate minimal non-toxic waste, which is disposed of in the manner prescribed by applicable law. The Company also uses independent testing laboratories or the laboratories of its development partners for research and development, and these laboratories are responsible for environmental compliance.

     Employees. As of March 31, 1996, the Company employed 40 employees full-
     ---------
time, and 5 employees part time. The Company has employment contracts with various management personnel. See Item 10, Executive Compensation.

ITEM 2.  DESCRIPTION OF PROPERTIES

Facilities
- ----------

     The Company's corporate offices consists of approximately 4,275 square feet located at 535 16th Street, Suite 920, Denver, Colorado 80202. Sales and support operations for the government products division of OpSec US also are located at the Company's corporate offices. This space is leased from a limited liability company of which Richard H. Bard, the Company's chief executive officer, is a member.

     OpSec US leases approximately 11,600 square feet located at 38 Loveton Circle, Sparks, Maryland 21152. Sales, manufacturing and administrative operations are housed at this facility.

     OpSec International leases two facilities located in the United Kingdom. The sales and administrative offices occupy approximately 2,000 square feet situated in Bordon, Hampshire England. The technical laboratories and production facilities are located in approximately 12,000 square feet situated in Leicestershire, England.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ SmallCap Market System under the symbol "OPSC." Prior to September 8, 1995, the common stock was traded in the over-the-counter market and listed on the National Association of Securities Dealers OTC Bulletin Board under the symbol "OPSC." From February 28, 1995 until March 31, 1995, the common stock traded under the symbol "OPSCD" to reflect a five-to-one reverse stock split effective February 28, 1995. The high and low closing bid quotations on the common stock for the past two fiscal years, as reported by the National Quotation Bureau Incorporated, are listed in the table set forth below. The quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. The quotations have been adjusted to reflect the retroactive application of the Company's five-to-one reverse split of its common stock.

     Year Ended March 31, 1995     High     Low
     --------------------------------------------
     Quarter ended 06/30/94        $5.95    $2.50
     Quarter ended 09/30/94        $5.00    $2.50
     Quarter ended 12/31/94        $5.65    $2.50
     Quarter ended 03/31/95        $4.70    $2.50

     Year Ended March 31, 1996     High     Low
     --------------------------------------------
     Quarter ended 06/30/95        $4.00    $2.00
     Quarter ended 09/30/95        $6.00    $2.00
     Quarter ended 12/31/95        $7.00    $5.00
     Quarter ended 03/31/96        $6.87    $5.87

     As of March 31, 1996, there were 907 holders of record and approximately 2,190 beneficial holders of the Company's common stock.

     The Company has not paid any dividends on its common equity for the last two fiscal years. Pursuant to the terms of its Series B 8% Cumulative Convertible Exchangeable Preferred Voting Stock ("Series B Shares"), no dividends or other payments can be declared and paid on the Company's common stock unless the Company also declares and pays to the holders of Series B Preferred Shares dividends on the shares of common stock issuable upon conversion of the Series B Shares and unless there are no accrued and unpaid dividends on the Series B Shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussions should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 1996
- --------------------------------

     Revenues for the year ended March 31, 1996 increased to $8,953,740, a 144.9% increase over revenues of $3,656,432 for the year ended March 31, 1995. Fiscal 1996 represented the first year that consolidated operations included the full-year results of operations for the two businesses (ELEF, Plc and The Diffraction Company) acquired in the prior fiscal year. Sales grew 122.7% in the United Kingdom subsidiary (owned 11 months in Fiscal 1995) and 329.6% for the Maryland subsidiary (owned 5 months in Fiscal 1995). The Company experienced significant growth in its U.S. sales of secure temporary vehicle permits and its European sales of commercial holography and dimensional printing (lenticular products).

     Gross profits for the year ended March 31, 1996 increased 58.5% to $2,908,646 as compared to $1,834,992 for the year ended March 31, 1995. The gross profit margin for the current fiscal year of 32.49% declined from the prior year margin of 50.19%. This decline in the gross profit margin reflects a change in the mix of business, with the growth of lenticular sales contributing lower margins than other business segments. The Company is maintaining its historic margins on its base security business and in those sales categories protected by patents or proprietary technology.

     Operating expenses of $2,918,119 grew 5.4% compared to the prior fiscal year. Full year operating expenses in the operating subsidiaries were $529,793 higher than in the prior year; however, because of a decrease in corporate overhead of $380,271, total expenses grew by only $149,522. Included in these operating costs is the full-year amortization of $121,225 for license agreements and goodwill, an increase of $23,929 over the prior year's amortization. Compensation and related costs increased $60,235 over the prior fiscal year. This represents real growth of $265,485, adjusting for the prior year's non-cash and one-time compensation costs of $205,250 relating to option grants. Most of the growth in compensation base resulted from the inclusion of a full-year's operations for the operating subsidiaries, and less significantly, general wage or staff increases.

     At the end of the fiscal year ended March 31, 1996, the Company had 45 employees, a decrease of one from the 46 employees at the end of the prior fiscal year. Of this total, 8 employees are based in the corporate office, 19 employees in the United Kingdom and 18 employees in Maryland.

     Interest expense declined 61% over the prior fiscal year, a decrease of $102,670. The decrease in interest expense is the result of two major events that occurred during this fiscal year. The first was the exchange of 12% convertible debt of $1.25 million into preferred stock of the Company after one quarter, which reduced interest expense that would have been incurred by $112,500.

The second was the issuance of additional preferred shares during the fourth quarter of Fiscal 1996, which netted sufficient funds to pay off all remaining debt, with the exception of maturing capital leases.

     The Company carries significant net operating losses for U.S. tax reporting purposes and had no U.S. income tax liability. The United Kingdom subsidiary has no current income tax liability for this fiscal year and will report a tax benefit of $50,697, which represents a recovery of a portion of foreign taxes accrued in the prior fiscal year of $82,997 less a deferred tax liability of $32,300.

Fiscal Year Ended March 31, 1995
- --------------------------------

     Results from operations in the year ended March 31, 1995 reflect much different operations than were reported in prior years. During the year, the Company completed two business combinations: the acquisition of 100% of the stock of ELEF, Plc, a United Kingdom corporation involved in the design and production of holographic images and products; and the acquisition of substantially all of the assets of The Diffraction Company, a Maryland corporation involved in the manufacture of diffraction patterns and embossed holographic foils, labels and laminates. Both companies have had long-term customer relationships and sales. Total revenues of $3,656,432 reflected partial year operations for these two acquisitions, including eleven months for ELEF and five months for The Diffraction Company.

     Cost increases, exclusive of the acquired companies, were concentrated in compensation, travel, marketing and administrative costs. Wages in the corporate office increased $209,000. Of this total increase, $168,000 was the net increase in non-cash compensation for the award of stock options, and the remaining amount was incurred through the addition of three executives primarily to handle marketing and contract administration.

     During the year ended March 31, 1995, corporate administration costs increased $75,000, travel increased $47,000 and marketing costs increased $132,000. These cost increases were directly related to the increase in staff to support the new acquisitions in marketing, finance, accounting and other corporate support functions. Marketing costs were negligible in prior years. During Fiscal 1995, the Company incurred some one-time costs related to the corporate name change and extensive marketing aimed at federal and state government agencies. The Company produced sales support tools, including brochures, sample books, product descriptions and the like.

     Interest expense increased $147,000 over the fiscal year ended March 31, 1994. Of this total, $112,500 was for interest on the convertible, secured notes of $1.25 million issued in favor of Hunt Capital Group, L.L.C. and Richard H. Bard. Terms of the notes called for interest to be paid 40% in cash and 60% in common stock, at 70% of market price. To conserve the working capital of the Company, the noteholders accepted and were paid in common stock for the entire interest due during the year. Of the remaining increase in interest of $34,000, $19,000 was incurred in connection with acquisition indebtedness, $29,000 was incurred in connection with existing loans and capital leases in the acquired companies, and other interest decreased $14,000 in connection with a related party note paid off in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended March 31, 1996, stockholders' equity increased 236.3% to $7,202,659, up from $2,141,856. The Company raised $3,811,950 net of offering costs from the issuance of Series B Shares. In addition, the Company issued Series B Shares in exchange for $1,210,258 of convertible debt. Proceeds from the preferred stock offering were used to reduce debt and improve working capital. Such funds may also be used to expand facilities and for future acquisitions.

     The Company's working capital position, at March 31, 1996, was $4,558,292, or 6.59-to-1 over current liabilities. Included in this working capital surplus was a cash position of $3,231,823. The Company's long-term debt consisted of $13,317 of capital leases maturing in Fiscal 1998.

     The Company reported an operating loss of $9,473 and net income of $2,692 for the year ended March 31, 1996. Excepting the non-cash expenses of $242,453 for depreciation and amortization, and common shares issued for interest of $37,500, operating income was $232,980 and net income was $282,645 for the fiscal year.

     In the year ended March 31, 1995, the Company raised in excess of $4 million, $2.725 million from the issuance of shares of common stock, $106,000 received upon the exercise of warrants and options to purchase shares of common stock, and $1.25 million received in exchange for two convertible, secured notes. These funds were used to (a) eliminate the deficit in stockholders' equity; (b) provide a substantial working capital surplus; (c) fund the cash portion of the two business acquisitions; and (d) pay off short term debt and deferred compensation that had accrued through March 31, 1994. As a result, stockholders' equity increased from a deficit at March 31, 1994, to a surplus of $2,141,856 at March 31, 1995. This does not include the effect of the conversion rights under the convertible notes of $1.25 million.

     The Company's working capital position at March 31, 1995 was $1,107,286, or 2.03-to-1 over current liabilities. At March 31, 1994, there was a working capital deficit of $429,897.

     The two business acquisitions required $2,232,000 in cash. 100,000 shares of common stock valued at $280,000 were also issued, as well as warrants to purchase 170,001 common shares. A note payable of $115,923 due in 18 months at 10% interest was incurred on the acquisition of The Diffraction Company's assets in October 1994.

     The Company incurred an operating loss of $933,605 and a net loss of $1,179,626 for the year ended March 31, 1995. Excepting the non-cash expenses of $188,277 for depreciation and amortization, compensation on option grants of $205,250 and interest of $112,500, the operating loss was $540,078 and the net loss was $673,599 for the fiscal year. Operations included only eleven months for ELEF and five months for The Diffraction Company.

     The Company continuously assesses its need for additional capital as it develops its products and markets. In the past, the Company has been successful in obtaining additional debt and/or equity financing to continue and expand operations. There is no guarantee that such financing will be available in the future.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by this item are included herein starting at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     Directors, executive officers and significant employees as of May 15, 1996 are as follows:

     Name                     Age        Position
     ----                     --         --------
     Richard H. Bard          48         Chairman of the Board, Chief
                                         Executive Officer, and
                                         President

     Mark Bar                 47         Director

     Yoram Curiel             55         Director

     Edward Dietrich          43         Vice President of OpSec US

     Catherine M. Gotwalt     40         Secretary

     Martin T. Hart           60         Director

     J. R. Holland, Jr.       52         Director

     Richard D. Lamm          60         Director

     Gerald A. Melfi          45         Chief Accounting Officer and
                                         Treasurer

     Bruce I. Raben           42         Director

     John J. Tipton           49         Director

     Mark T. Turnage          35         Managing Director of OpSec
                                         International

RICHARD H. BARD has been a director and chief executive officer of the Company since September 1993. He was elected president in April 1994, and chairman of the board in April 1995. Mr. Bard served as treasurer from September 1993 to December 1994. Mr. Bard is also the chief executive officer of Bard & Co., Inc., a diversified investment management company. From 1989 to 1991, Mr. Bard was vice chairman of Computerland Corporation and chief executive officer of Computerland International, Inc. From 1986 to 1988, Mr. Bard was chairman and chief executive officer of Coast America Corporation, the franchisor of Coast-to-Coast Hardware stores. From 1978 to 1986, Mr. Bard was the president and chief operating officer of FoxMeyer Corporation, a large pharmaceutical distributor and franchisor of drug stores. Mr. Bard is also a director of Polymedica Industries, Inc. and VanStar Corporation, formerly known as Computerland Corporation.

MARK BAR has been a director since March 1993. He served as chief executive officer from March 1993 to September 1993 and as president from September 1993 to March 1994. Mr. Bar is a Denver-based businessman and investor.

YORAM CURIEL has been a director since August 1988. He currently serves as director of technology. Previously, Mr. Curiel served as the Company's chief technology officer, chief executive officer, president, and vice president of product development. Mr. Curiel is the Company's founder, and he developed the Company's tamper-evident packaging and document security technology. He is also the president and a director of a private company involved in the development of new technologies.

EDWARD DIETRICH serves as vice president of sales of OpSec U.S. Mr. Dietrich was employed with American Bank Note Holographics, Inc. from February 1992 until August 1994 as the director of sales and marketing/government markets. From June 1989 to February 1992, he was vice president of United States business development for BusinessVision Management Systems, Inc., a computer software company.

CATHERINE M. GOTWALT serves as the corporate secretary. She has served in this capacity since 1989.

MARTIN T. HART has been a director since December 1993. He serves as the chairman of the Compensation Committee and as a member of the Audit Committee. Mr. Hart has been a Denver-based businessman and investor for the past twenty-seven years. He is also a director of Schuler Homes, Inc. and a trustee of MassMutual Corporate Investors and MassMutual Participation Investors.

J. R. HOLLAND, JR. has been a director since July 1994 and serves as chairman of the Audit Committee. Since 1991, he has been the chief executive officer and president of Hunt Capital Group, L.L.C. and chief executive officer and president of Unity Hunt, Inc., investment companies based in Dallas, Texas. He is a director of Heartland Wireless Communications, Inc., Wireless One, Inc. and TNP Enterprises, Inc.

RICHARD D. LAMM has been a director since December 1993 and serves on the Compensation and Audit Committees. He previously served as a director from 1989 through 1992. Since 1987, Mr. Lamm has been a university professor and director of the Center for Public Policy and Contemporary issues at the University of Denver. He was a partner at Berliner, Boyle, Pablan, Zisser and Walter, P.C. and O'Connor and Hannan, Attorneys at Law, from 1987 until 1992. Mr. Lamm served as the governor of the state of Colorado from 1975 until 1987.

GERALD A. MELFI serves as the Company's chief accounting officer and treasurer. Since February 1991, Mr. Melfi also is employed as the chief financial officer for Bard & Co., Inc., a diversified investment management company.

BRUCE I. RABEN has been a director since February 1995 and serves on the Compensation Committee. Since February 1996, Mr. Raben has been the managing director of CIBC Wood Gundy Securities Corp. in Los Angeles. From March 1990 until January 1996, he served as the executive vice president and director of corporate finance at Jefferies & Company, Inc., an investment banking firm. He is also a director of Equity Marketing, Inc. and Terex Corporation.

JOHN J. TIPTON has been a director since March 1993, and serves on the Compensation Committee. He also served as a director from 1989 to 1991. Since February 1993, Mr. Tipton has been vice president, chief financial officer and general counsel to Seven Circle Resorts, Inc., a resort and gaming casino development and operation. From September 1992 to January 1993, Mr. Tipton was a partner in the law firm of Baker and Hostetler. From January 1988 to August 1992, Mr. Tipton was the executive director of the Colorado Department of Revenue.

MARK T. TURNAGE serves as Managing Director of OpSec International. From July 1994 until November 1995, Mr. Turnage served as vice president-corporate affairs. From 1991 to 1994, Mr. Turnage practiced law with the firm of Davis, Graham & Stubbs in Denver, Colorado.

     There are no family relationships among the Company's directors or officers. The directors of the Company serve in such capacity until the next annual meeting of the Company's shareholders or until their successors have been dully elected and qualified. The committee members are appointed by the board of directors to serve a one year term or until their successors have been elected. Mr. Bard and Mr. Curiel have employment agreements with the Company. The Company's other officers serve at the discretion of the Company's board of directors.

     To the Company's knowledge, none of the above listed individuals has been involved in legal proceedings during the last five years that are material to an evaluation of the ability or integrity of any director, executive officer, promoter or control person.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company believes that, other than as disclosed below, during the fiscal year ended March 31, 1996, its directors, officers and greater than 10% beneficial owners have complied with all filing requirements under Section 16(a) of the Exchange Act.

     Mr. Turnage failed to timely file one report, reporting the acquisition of stock options. Mr. Raben failed to timely file one report, reporting the acquisition of stock options. Mr. Bard failed to timely file one report covering the exchange of Series A Preferred Stock for Series B Preferred Stock. Hunt Capital Group, L.L.C. failed to timely file two reports, one report covering the exchange of the convertible subordinated note for Series A Preferred Stock, and one report covering the exchange of Series A Preferred Stock for Series B Preferred Stock.

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth in summary form the compensation received during each of the Company's last three completed fiscal years by (i) the chief executive officer of the company and (ii) by each other executive officer of the company whose total salary and bonus exceeded $100,000 in the Company's fiscal year ended March 31, 1996 (the officers listed below are referred to jointly as the "Named Executive Officers"). All reference to shares of common stock and stock prices have been adjusted to reflect the five-to-one reverse stock split effective February 28, 1995.

                    SUMMARY COMPENSATION TABLE

                                     Annual Compensation          Long-Term Compensation
                                     -------------------          ----------------------
                                                                  Awards
                                                                  ------

                         Fiscal                                   Options                  All Other
     Name                 Year      Salary         Bonus          Granted                  Compensation
- -------------------------------------------------------------------------------------------------------
Richard H. Bard           1996     $125,000             -         300,000                          -
Chief Executive Officer   1995     $125,000             -         300,000                   $121,250/(1)/
since 9/93 and            1994     $ 54,166       $30,417         100,000                          -
President since 4/94

Peter H.L. Woodd          1996     $ 56,144       $32,000/(2)/          -                   $180,000/(3)/
Executive Vice President  1995     $ 89,254       $21,344/(2)/     60,000/(4)/                     -
5/94-11/95                1994            -             -               -                          -

_________________________

(1) This amount represents a grant of options to purchase 100,000 shares of common stock under the Nonqualified Stock Option Plan at an exercise price of $2.85 per share (70 percent of market value at time of issue). Compensation was recognized for the difference between the exercise price and the market value at the time of grant.

(2) Includes $32,000 for Fiscal 1996 and $16,900 for Fiscal 1995 for a housing allowance paid on behalf of Mr. Woodd after his relocation to the Sparks office.

(3) Includes a payment of $15,000 for consulting services, received following the termination of Mr. Woodd, effective November 1, 1995, a payment of $135,000 in exchange for Mr. Woodd's covenant not to compete with the Company for 60 months, and $30,000 in settlement of any, and all, claims for unreimbursed expenses.

(4) In accordance with the terms of the Incentive Stock Option Plan, options granted to Mr. Woodd in Fiscal 1995 were canceled 90 days after his termination date of November 1, 1995.

Stock Options
- -------------

     The following table sets forth information concerning stock options granted during the fiscal year ended March 31, 1996, to the Named Executive Officers. Each option represents the right to purchase one share of the Company's common stock.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                                             % of Total
                         Number of           Options                         Market
                         Securities          Granted to       Exercise       Price on
                         Underlying          Employees        or Base        Date of
                         Options             in Fiscal        Price          Grant          Expiration
Name                     Granted               Year           ($/Sh)         ($/Sh          Date
- ----                     ---------           ----------       --------       --------       ----------
Richard H. Bard          300,000(1)          57%              $5.75          $5.75          3/18/01

Peter H. Woodd                 -                 -                 -             -                -

________________________


(1) Issued under the Nonqualified Stock Option Plan. The option vested on March 19, 1996.

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended March 31, 1996, for each Named Executive Officer and the fiscal year-end value of all unexercised in-the-money options (regardless of when granted) held by these persons.

                AGGREGATED OPTION/EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION/VALUES

                                                                                          Value of Unexercised
                       Number of                                   Number of              In-the-Money
                       Shares Acquired          Dollar Value       Unexercised            Options at
                       On Exercise              Realized           Options                Fiscal Year End
                       ---------------          --------           -------                --------------------
                                                                   Exercisable/           Exercisable/
     Name                                                          Unexercisable          Unexercisable
_____________________________________________________________________________________________________________
   Richard H. Bard                 -                    -          533,334/166,666        $753,335/$349,165
   Peter H. L. Woodd               -                    -          0/0                    $0/$0

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

     There were no awards made to the Named Executive Officers under any long-term incentive plans.

REPRICED OPTIONS

     In the fiscal year ended March 31, 1996, there were no actions taken regarding the repricing of options relating to Executive Officer Compensation.

EMPLOYEE PENSION, PROFIT SHARING OR OTHER RETIREMENT PLANS

     The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.

COMPENSATION OF DIRECTORS

     Standard Arrangements. The Company has no standard arrangement pursuant to
     ---------------------
which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

     Other Arrangements. During the year ended March 31, 1996, the Company
     ------------------
granted stock options to one non-employee director under the Company's Nonqualified Stock Option Plan, as follows:

                   OPTIONS GRANTED TO NON-EMPLOYEE DIRECTORS
                      IN FISCAL YEAR ENDED MARCH 31, 1996

                         Number of               Market Price
                         Options      Exercise   on Date of     Expiration
Name                     Granted      Price      Grant          Date
- ----                     -------      -----      ------------   ----------
Bruce I. Raben           10,000(1)    5.75         5.75         03/18/01

________________________

(1) 5,000 options vested on March 19, 1996, 1,666 options vest on March 19, 1997, 6,667 vest on March 19, 1998, and 6,667 options vest on March 19, 1999.

EMPLOYMENT CONTRACTS

     On April 1, 1996, Richard H. Bard, the Company's chief executive officer and president, entered into a new employment contract effective through March 31, 1999. Mr. Bard's previous employment agreement was to terminate on September 17, 1996. Under the terms of the contract, all options granted to Mr. Bard through March 31, 1996 remain in full force and effect. Mr. Bard's salary is $150,000 for the first year, $175,000 for the second year and

$200,000 for the third year. As additional compensation, Mr. Bard will be granted additional options during the term of the contract in sufficient amounts to maintain Mr. Bard's percentage beneficial ownership of the Company's common stock as of December 31, 1995, less common stock Mr. Bard sells or otherwise disposes of after that date. Mr. Bard also is entitled to discretionary bonuses in such amount as the board of directors may determine. The new employment contract also provides that, if the Company is sold or merged into another Company prior to March 31, 2000, Mr. Bard will receive a stock bonus of 250,000 shares. Additionally, under the terms of the employment contract, Mr. Bard receives a $500 per month auto allowance, benefits available generally to other Company employees, and reimbursement of expenses incurred on behalf of the Company. If the Company terminates Mr. Bard's employment prior to the expiration of the contract, Mr. Bard is entitled to a buyout at 150% of the value of the contract at the time of termination.

     Effective April 1, 1996, the Company amended Mr. Yoram Curiel's employment agreement. The amended agreement deleted the previous requirements that Mr. Curiel exercise certain stock options and the Company redeem a portion of Mr. Curiel's stock. Under the amended agreement, Mr. Curiel's salary for the fiscal year ended March 31, 1996 was $57,000, and his salary for the fiscal year ending March 31, 1997 is set at $60,000. Mr. Curiel also is entitled to a $500 per month automobile allowance. His employment agreement terminates on June 30, 1997.

     On February 7, 1996, the Company executed an Employment Termination, Consulting and Non-Competition Agreement with Mr. Peter H. L. Woodd, effective November 1, 1995. Pursuant to the terms of the Agreement, Mr. Woodd's employment relationship with Company terminated and he resigned as a member of the board of directors, effective November 1, 1995. Mr. Woodd was retained as a consultant to the Company for the six-month period ended April 31, 1996. He received a total of $15,000 as compensation for required services. Mr. Woodd also is prohibited from competing with the Company for a period of 60 months from the effective date of the Agreement. In accordance with the Agreement, the Company paid Mr. Woodd $135,000 for his non-competition covenant. As part of the Agreement, Mr. Woodd also received $30,000 in settlement of any, and all, claims for unreimbursed expenses.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     To the Company's knowledge, except for Messrs. Bar, Bard, Curiel and Hart, the only persons or groups who own 5% or more of any class of the Company's voting stock as of May 15, 1996, are the following:

Name and Address of                  Amount and Nature of     Title             Percent
Beneficial Owner                     Beneficial Ownership     of Class          of Class
- -------------------------------------------------------------------------------------------
Ferri SA                                    750               B Preferred       10%
53 The Vivienne
Paris 75002, France

Hunt Capital Group, L.L.C.                718,928/(1)/        Common Stock      21%
1962 Thanksgiving Tower                   1,440               B Preferred       19%
Dallas, TX  75201

Massachusetts Mutual Life                 1,000               B Preferred       13%
 Insurance Co.
1295 State St.
Springfield, MA  01111

MassMutual Corporate Value                  500               B Preferred        6.7%
 Partners
1295 State St.
Springfield, MA  01111

Octacvian Nominees Limited                  750               B Preferred       10%
c/o Saffery Champness Mgmt. Int.
P. O. Box 141, LaTonelle House
St. Sampson GY1 3HS
Guernsey Channel Island

Philena Enterprises, Inc.                 220,000/(2)/        Common Stock       7%
P. O. Box 6246
Denver, CO  80206

(1) Includes 200,000 shares of common stock issuable upon the exercise of warrants and 240,000 shares of common stock issuable upon conversion of Series B Shares.

(2) Mr. Bar, a director of the Company, is the president of Philena Enterprises, Inc.

SECURITY OWNERSHIP OF MANAGEMENT

     Except for Richard Bard, who owns 960 Series B Shares, 13% of the outstanding Series B Shares, no director or named executive officer owns beneficially any Series B Shares. The following table sets forth, as of May 15, 1996, the number of and percentage of outstanding shares of the Company's common stock owned by each of the following named executive officers and directors, and by all officers and directors as a group. Except as otherwise indicated, the beneficial owners listed have sole voting and investment power with respect to the shares they own beneficially.

     Name and Address              Amount and Nature of     Percent of
     of Beneficial Owner           Beneficial Ownership     Class
     _________________________________________________________________
     Mark Bar
     P.O. Box 6246
     Denver, CO  80206               443,635(1)(2)          14%

     Richard H. Bard
     535 16th Street
     Suite 920
     Denver, CO  80202             1,153,599(1)(3)          31%

     Yoram Curiel
     4500 Cherry Creek Drive S.
     Suite 900
     Denver, CO  80222               385,860(1)(4)          12%

     Martin T. Hart
     875 Race Street
     Denver, CO  80206               212,149(1)              7%

     J.R. Holland, Jr.
     1962 Thanksgiving Tower
     Dallas, TX  75201                     0(5)              0%

     Richard D. Lamm
     c/o University of Denver
     2301 S. Gaylord St., 2nd Fl.
     Denver, CO  80208                52,917(1)(6)           2%

     Bruce I. Raben
     1999 Avenue of the Stars
     Suite 1910
     Los Angeles, CA  90067           35,013(1)(7)           1%

     John J. Tipton
     1512 Larimer St., Suite 300
     Denver, CO 80202                121,334(1)(8)           4%

     Name and Address              Amount and Nature of     Percent of
     of Beneficial Owner           Beneficial Ownership     Class
     _________________________________________________________________
     Peter H.L. Woodd
     Tigwell Farm, East Meon
     Petersfield
     Hampshire GU32 1PJ
     United Kingdom                  110,001(1)(9)           4%


     All executive officers
     and directors as a group
     (8 persons)                     2,404,502              56%

     ___________________________

(1) Includes shares of common stock issuable upon the exercise of stock options, warrants and conversion rights granted to the persons listed above which are presently exercisable or exercisable within 60 days, as follows:


                      Shares Issuable    Shares Issuable    Shares Issuable
                       Upon Exercise      Upon Exercise     Upon Exercise of
Name                  of Stock Options     of Warrants     Conversion Rights      Total
- ----                  ----------------   ---------------   -----------------     -------
Mark Bar              144,501                  0                          0      144,501
Richard H. Bard       533,334             43,000                    160,000      736,337
Yoram Curiel          156,667                  0                          0      156,667
Martin T. Hart         18,334             39,000                          0       57,334
Richard D. Lamm        18,334                  0                          0       18,334
Bruce I. Raben         16,667                  0                          0       16,667
John J. Tipton        113,334                  0                          0      113,334
Peter H.L. Woodd            0             57,655                          0       57,655

(2) Includes 220,000 shares held by Philena Enterprises, Inc., an affiliate of Mr. Bar, and 69,134 shares held by Mr. Bar's spouse.

(3) Includes 150,000 shares held by Richard H. Bard, IRA, and 20,000 shares held as custodian for a minor child.

(4) Includes 15,534 shares held by Mr. Curiel's spouse and 65,392 shares held by Dynagroup International, Inc., an affiliate of Mr. Curiel.

(5) Mr. Holland is the manager and president of Hunt Capital Group, L.L.C. Mr. Holland has no ownership interest in Hunt Capital Group, L.L.C. and disclaims beneficial ownership of the shares held by Hunt Capital Group, L.L.C.

(6)  Includes 9,470 shares held as trustee for his children.

(7) Includes 6,000 shares held by Mr. Raben's spouse. Mr. Raben disclaims any beneficial interest in these shares.

(8) Includes 8,000 shares held by Mr. Tipton's wife. Mr. Tipton disclaims any beneficial interest in these shares.

(9) Includes 4,000 shares and 7,000 warrants owned by Reredos F.T., 4,000 shares and 7,000 warrants owned by Reredos L.I.I., 1,840 shares and 3,220 warrants owned jointly with his spouse.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following outlines certain relationships and related transactions during the fiscal years ended March 31, 1995 and March 31, 1996. All references to share numbers and share price have been adjusted to reflect the five-to-one reverse stock split effected on February 28, 1995.

     Messrs. Bard and Curiel have employment agreements with the Company. (See
Item 10. EXECUTIVE COMPENSATION - EMPLOYMENT CONTRACTS.)

     Effective July 1, 1995, the Company's convertible subordinated notes in the amount of $750,000 and $500,000 (the "Notes") held by Hunt Capital Group, L.L.C. ("Hunt") and Mr. Bard were canceled in exchange for the issuance of 240,000 and 160,000 shares of Series A Convertible Preferred Stock ("Series A Shares"). Such shares were entitled to quarterly dividends beginning with the quarter ending September 30, 1996. The dividend rate was on a sliding scale beginning at a rate of 14.60%, increasing 2% a year for the next four years, and 3% a year thereafter. Such shares were convertible into stock of the Company at the rate of one-for-one. In connection with such exchange Hunt and Mr. Bard were given options to exchange their Series A Shares for stock in two of the Company's subsidiaries in the event the Company failed to pay dividends on the Series A Shares. The dividend also was guaranteed by one of the Company's subsidiaries. Subsequently, Hunt and Mr. Bard exchanged their Series A Shares for 1,440 and 960 Series B Shares, respectively. Pursuant to the terms of this exchange, the option agreements and guaranty issued in the first exchange were terminated.

     The Notes were originally issued in June 1994 and were due on July 1, 2001. (See Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.)

     In June 1994, in addition to the loans reflected by the Notes, Hunt purchased 246,914 shares of common stock and a warrant to purchase an additional 200,000 shares of common stock at an exercise price of $5.00 per share for a purchase price of $1,000,000 and Mr. Bard purchased 53,087 shares of common stock and a warrant to purchase an additional 43,000 shares of common stock at an exercise price of $5.00 per share for a purchase price of $215,000. Hunt and Mr. Bard were granted certain registration rights with respect to their investment. Such registration rights were not affected by the subsequent exchanges. In addition, Mr. Holland was appointed to the Company's board of directors, as Hunt's nominee.

     Effective May 1, 1994, the Company acquired all the shares of ELEF Plc, now known as OpSec International, a British corporation engaged in the production of optical security products, including holography. The purchase price for such shares was $250,000 in cash, a promissory note in the principal amount of $1,250,000 bearing interest at the rate of 6% per annum, 40,000 shares of common stock of the Company, and a warrant to purchase an additional 70,000 shares of common stock of the Company at $10.00 per share. The exercise price of the warrants subsequently was reduced to $4.05 per share. The Company paid the balance of the promissory note on June 30, 1994. Pursuant to the terms of the stock purchase agreement, Mr. Peter H.L. Woodd was appointed to the board of directors of the Company and OpSec International entered into an employment contract with Mr. Woodd. In Fiscal 1996, Mr. Woodd and the Company entered into an Employment Termination, Consulting and Non-Competition Agreement with Mr. Peter H. L. Woodd. (See Item 10. EXECUTIVE COMPENSATION - EMPLOYMENT CONTRACTS.)

     During the fiscal year ended March 31, 1995, Messrs. Bard and Hart loaned the Company $185,000 and $75,000, respectively. Each loan was represented by a promissory note bearing interest at the rate of 12% per annum. The funds received from Messrs. Bard and Hart were used to fund the acquisition of OpSec International. On June 29, 1994, Mr. Bard canceled his note in exchange for 53,037 shares, of the Company's common stock and a warrant to purchase an additional 43,000 shares of the Company's common stock at an exercise price of $5.00 per share. On June 29, 1994, Mr. Hart canceled his note in partial satisfaction of the purchase price for the purchase from the Company of 48,148 shares of the Company's common stock and a warrant to purchase an additional 39,000 shares of the Company's common stock at an exercise price of $5.00 per share. In addition to the cancellation of his note, Mr. Hart paid $120,000 in cash.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Financial Statements:

     For a list of financial statements, see Index to Financial Statements, page F-1.

  Exhibit      Exhibit                       Page
  Number       Name                          Reference
  ------       ----                          ---------
  3.1.1        Amendment to the
               Amended and Restated          Filed Herewith at
               Articles of                   page number 47
               Incorporation

  3.2.2        Amendment to the
               Amended and Restated          Incorporated by reference
               Articles of                   to Form 8K filed on
               Incorporation                 May 9, 1996

  3.2.3        Amendment to the
               Amended and Restated          Incorporated by reference
               Article of                    to Form 8K filed on
               Incorporation                 May 9, 1996

  10.1.1       Employment Contract           Filed Herewith at
               with Richard H. Bard          page number 52

  10.1.2       Amendment to Employment       Filed Herewith at
               Agreement with Yoram Curiel   page number 62

  10.6.1       Termination, Consulting
               and Non-Competition
               Agreement with                Filed Herewith at
               Mr. Peter H. L. Woodd         page number 63

b.   Exhibits and Reports on Form 8-K:  None

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES


                           Table of Contents
                           -----------------

                                                                   Page
                                                                   ----
Financial Statements:
     Report of Independent Auditors                                F-1

     Balance Sheets                                                F-2

     Statements of Operations                                      F-4

     Statement of Stockholders' Equity                             F-5

     Statements of Cash Flow                                       F-6

     Notes to Financial Statements                                 F-8

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              OPTICAL SECURITY GROUP, INC.
                              Registrant


Date:     June 24, 1996       By: /s/Richard H. Bard
                                 --------------------------------
                                 Richard H. Bard, Chief Executive
                                 Officer and Director


Date:     June 24, 1996       By: /s/Gerald A. Melfi
                                 --------------------------------
                                 Gerald A. Melfi, Chief Accounting
                                 Officer


Date:     June 24, 1996       By: /s/Mark Bar
                                 --------------------------------
                                 Mark Bar, Director


Date:     June 24, 1996       By: /s/Yoram Curiel
                                 --------------------------------
                                 Yoram Curiel, Director


Date:     June 24, 1996       By:/s/Martin T. Hart
                                 --------------------------------
                                 Martin T. Hart, Director


Date:     June 24, 1996       By:/s/J.R. Holland, Jr.
                                 --------------------------------
                                 J. R. Holland, Jr., Director


Date:     June 24, 1996       By:/s/Richard D. Lamm
                                 --------------------------------
                                 Richard D. Lamm, Director


Date:     June 24, 1996       By:/s/Bruce I. Raben
                                 --------------------------------
                                 Bruce I. Raben, Director


Date:     June 24, 1996       By:/s/John J. Tipton
                                 --------------------------------
                                 John J. Tipton, Director

                         Report of Independent Auditors

Board of Directors and Stockholders
Optical Security Group, Inc.

We have audited the accompanying consolidated balance sheets of Optical Security Group, Inc. as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optical Security Group, Inc. as of March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                /s/ Ernst & Young LLP

Denver, Colorado
May 10, 1996

                          Optical Security Group, Inc.

                          Consolidated Balance Sheets




                                                 MARCH 31
                                             1996         1995
                                          -----------------------

ASSETS
Current assets:
  Cash                                     $3,231,823  $  483,025
    Accounts receivable, less
     allowance of $20,773 and $63,786
     in 1996 and 1995, respectively         1,660,381   1,300,008
    Inventory                                 421,759     342,065
    Prepaid expenses                           59,782      57,437
                                          -----------------------
Total current assets                        5,373,745   2,182,535

Property and equipment, net                   579,002     453,467

Other assets:
  Patent applications, net of
   accumulated amortization
   of $65,786 in 1996 and
   $49,058 in 1995                            272,331     278,991
  Goodwill, net of accumulated
   amortization of $128,465 and
   $61,440 in 1996 and 1995,
   respectively                             1,212,040   1,279,065
  License and non-compete
   agreements, net of
   accumulated amortization of
   $90,056 and $35,856
   in 1996 and 1995, respectively             589,978     506,165
  Deposits and other                           36,633      47,901
                                          -----------------------
                                            2,110,982   2,112,122




                                          -----------------------
Total assets                               $8,063,729  $4,748,124
                                          =======================



                                                   MARCH 31
                                              1996          1995
                                          -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $   573,250   $   745,946
  Accrued expenses                            201,784       291,767
  Current portion of capital
   lease obligations                           40,419        23,093
  Current portion of long-term                      -        14,443
   obligations                            -------------------------
Total current liabilities                     815,453     1,075,249

Deferred tax liability                         32,300             -
Capital lease obligations                      13,317        47,920
Long-term obligations                               -     1,483,099

Commitments

Stockholders' equity:
  Voting convertible preferred
   stock, $0.01 par value:
   2,500,000 shares authorized;
    6,693 Preferred Series
     B shares issued and
     outstanding in 1996
     (preference in liquidation
     $7,295,370)                                   67             -
  Common stock, $0.005 par value:
   15,000,000 shares authorized;
    3,034,552 and 3,007,428 shares
    issued and outstanding in 1996
    and 1995, respectively                     15,173        15,036
  Additional paid-in capital               13,515,502     8,412,198
  Foreign currency translation
   adjustment                                   7,641        11,235
  Accumulated deficit                      (6,335,724)   (6,296,613)
                                          -------------------------

Total stockholders' equity                  7,202,659     2,141,856
                                          -------------------------
Total liabilities and stockholders'       $ 8,063,729   $ 4,748,124
 equity                                   =========================


See accompanying notes.

                          Optical Security Group, Inc.

                     Consolidated Statements of Operations



                                             YEAR ENDED MARCH 31
                                             1996          1995
                                          ------------------------
Revenues                                  $8,953,740   $ 3,656,432
Cost of goods sold                         6,045,094     1,821,440
                                          ------------------------
Gross margin                               2,908,646     1,834,992

Operating expenses:
  Salaries and related costs               1,589,484     1,529,249
  Depreciation and amortization              242,453       188,277
  Other operating expenses                 1,086,182     1,051,071
                                          ------------------------
Total operating expenses                   2,918,119     2,768,597
                                          ------------------------

Loss from operations                          (9,473)     (933,605)

Other income (expense):
  Interest expense                           (64,699)     (167,369)
  Interest income                             25,743        21,078
  Other income (expense)                       4,233        (7,873)
  Foreign currency transaction loss           (3,809)      (22,264)
                                          ------------------------
                                             (38,532)     (176,428)
                                          ------------------------
Net loss before tax                          (48,005)   (1,110,033)

Income tax benefit (expense)                  50,697       (69,593)
                                          ------------------------
Net income (loss)                         $    2,692   $(1,179,626)
                                          ========================


Net loss applicable to common stock       $  (39,111)  $(1,179,626)
                                          ========================

Net loss per share of common stock:
  Primary                                 $    (0.01)  $    $(0.44)
                                          ========================

Weighted average number of shares
 outstanding:
  Primary                                  3,023,282     2,667,541
                                          ========================

See accompanying notes.

                         Optical Security Group, Inc.

                Consolidated Statements of Stockholders' Equity


                                             Preferred Series A       Preferred Series B        Common Stock           Additional
                                         -----------------------------------------------------------------------       Paid-In
                                            Shares        Amount     Shares       Amount    Shares       Amount        Capital
                                         -----------------------------------------------------------------------------------------
Balance at March 31, 1994                         -      $     -          -        $ -     2,113,840     $10,569     $ 4,967,582

  Fractional shares upon split                    -            -          -          -           440           2              (2)
  Stock issued for cash:
     June 1994                                                                               493,826       2,469       1,997,531
     December 1994                                -            -          -          -       179,012         895         724,105
  Stock issued for services                       -            -          -          -         5,063          25          19,975
  Stock issued for interest                       -            -          -          -        36,234         181         112,319
  Stock issued in business
    combinations                                  -            -          -          -       100,000         500         279,500
  Options and warrants
    exercised                                     -            -          -          -        79,013         395         105,938
  Options granted for services                    -            -          -          -             -           -         205,250
  Foreign currency translation
    adjustment                                    -            -          -          -             -           -               -
  Net loss                                        -            -          -          -             -           -               -
                                            --------------------------------------------------------------------------------------
Balance at March 31, 1995                         -            -          -          -     3,007,428      15,036       8,412,198
  Stock issued for cash:
    Preferred Series B, net of
     issuance costs of $481,050                   -            -      4,293         43             -           -       3,811,907
  Stock issued upon conversion:
     Conversion of subordinated
       secured notes into Preferred
       Series A, net of issuance
       costs of $39,742                     400,000        4,000          -          -             -           -       1,206,258
     Conversion of Preferred
       Series A into Preferred
       Series B                            (400,000)      (4,000)     2,400         24             -           -           3,976
     Stock issued for interest                    -            -          -          -        17,124          87          37,413
     Options exercised                            -            -          -          -        10,000          50          43,750
     Dividend declared on
       Preferred Series B                         -            -          -          -             -           -               -
     Foreign currency translation
       adjustment                                 -            -          -          -             -           -               -
     Net income                                   -            -          -          -             -           -               -
                                        ------------------------------------------------------------------------------------------
Balance at March 31, 1996                         -      $     -      6,693        $67     3,034,552     $15,173     $13,515,502
                                        ==========================================================================================

                                             Foreign                          Total
                                             Currency                      Stockholders'
                                           Translation     Accumulated        Equity
                                            Adjustment       Deficit        (Deficit)
                                           ---------------------------------------------
Balance at March 31, 1994                    $     -       $(5,116,987)    $  (138,836)

  Fractional shares upon split                     -                 -               -
  Stock issued for cash:
     June 1994                                     -                 -       2,000,000
     December 1994                                 -                 -         725,000
  Stock issued for services                        -                 -          20,000
  Stock issued for interest                        -                 -         112,500
  Stock issued in business
    combinations                                   -                 -         280,000
  Options and warrants
    exercised                                      -                 -         106,333
  Options granted for services                     -                 -         205,250
  Foreign currency translation
    adjustment                                11,235                 -          11,235
  Net loss                                         -        (1,179,626)     (1,179,626)
                                         -----------------------------------------------
Balance at March 31, 1995                     11,235        (6,296,613)      2,141,856

  Stock issued for cash:
    Preferred Series B, net of
     issuance costs of $481,050                    -                 -       3,811,950
  Stock issued upon conversion:
     Conversion of subordinated
       secured notes into Preferred
       Series A, net of issuance                   -                 -       1,210,258
       costs of $39,742
     Conversion of Preferred
       Series A into Preferred                     -                 -               -
       Series B                                    -                 -          37,500
     Stock issued for interest                     -                 -          43,800
     Options exercised
     Dividend declared on
       Preferred Series B                          -           (41,803)        (41,803)
     Foreign currency translation
       adjustment                                  -                 -          (3,594)
     Net income                               (3,594)            2,692           2,692
                                         -----------------------------------------------
Balance at March 31, 1996                    $ 7,641       $(6,335,724)    $ 7,202,659
                                         ===============================================

 See accompanying notes.

                          Optical Security Group, Inc.

                     Consolidated Statements of Cash Flows



                                                     YEAR ENDED MARCH 31
                                                      1996          1995
                                                   --------------------------
OPERATING ACTIVITIES
Net income (loss)                                   $    2,692   $(1,179,626)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
     Depreciation and amortization                     242,453       188,277
     Deferred tax expense                               32,300            --
     Common shares issued for services                      --        20,000
     Common shares issued for interest                  37,500       112,500
     Stock options issued for services                      --       205,250
     Loss on disposition of equipment                    1,884         4,508
     Change in operating assets and
        liabilities:
         Accounts receivable                          (360,373)     (703,943)
         Inventory                                     (79,694)      (78,954)
         Prepaid expenses                               (2,345)      (12,578)
         Accounts payable and accrued expenses        (304,482)      239,631
                                                   --------------------------
Net cash used in operating activities                 (430,065)   (1,204,935)

INVESTING ACTIVITIES
Patent application costs                               (10,068)      (38,154)
Acquisition-ELEF, Plc                                       --    (1,628,088)
Acquisition-The Diffraction Company                         --      (604,452)
Property and equipment                                (222,314)     (223,036)
Other intangible assets, net                          (176,093)      (38,933)
                                                   --------------------------
Net cash used in investing activities                 (408,475)   (2,532,663)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net             43,800     2,831,333
Proceeds from issuance of preferred stock, net       3,811,950            --
Proceeds from issuance of debt                              --     1,471,241
Payments on notes and capital lease obligations       (264,818)     (159,713)
                                                   --------------------------
Net cash provided by financing activities            3,590,932     4,142,861
Effect of exchange rate changes on cash flows           (3,594)       11,235
                                                   --------------------------
Net increase in cash                                 2,748,798       416,498
Cash, beginning of year                                483,025        66,527
                                                   --------------------------
Cash, end of year                                   $3,231,823   $   483,025
                                                   ==========================

                          Optical Security Group, Inc.

                                                      YEAR ENDED MARCH 31
                                                         1996       1995
                                                     ---------------------
Supplemental disclosure of cash flow activities:
  Interest paid                                      $   27,199     $54,869
  Income taxes paid                                      67,183      25,278
  Conversion of subordinated notes into Preferred
    Series A shares                                     1,210,258        --

See accompanying notes.

                          Optical Security Group, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Optical Security Group, Inc. (the "Company"), formerly known as TSL Incorporated, is a technology company which, through its principal subsidiaries, Optical Security Industries, Inc. ("OpSec U.S.") and Optical Security Industries, Plc ("OpSec U.K."), provides products and solutions to businesses and governments for the problems of product tampering and counterfeiting, diversion of goods, and illegal document alteration and copying. In addition, the Company provides materials and products for use in decorative packaging and other commercial applications, including holography and dimensional printing for book illustrations and trading cards, and for consumer product promotions. The Company changed its name in December 1994 to promote better name recognition by its current and target customer base that was significantly enlarged following the two business acquisitions that occurred during fiscal year 1995. The Company's principal markets are the United States and Western Europe.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY

Foreign currency denominated assets and liabilities are translated into U.S. dollar equivalents based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. Aggregate foreign exchange gains and losses arising from the translation of foreign currency denominated assets and liabilities are included in stockholders' equity, and realized gains and losses are reflected in income. The Company conducts business with various foreign entities. As such, the Company's future profitability could be affected in the near term by fluctuating exchange rates.

                          Optical Security Group, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation is computed using the straight-line method. The ranges of estimated useful lives are as follows:

                                           YEARS
                                           -----
Leasehold improvements                     2-12
Computer equipment                          5
Other equipment and furniture              5-7
Production equipment                       5-10

Property and equipment at March 31 consist of:

                                             1996        1995
                                          ---------------------
Leasehold improvements                    $ 105,310   $  19,142
Computer equipment                          182,472     158,458
Other equipment and furniture                52,559      51,333
Production equipment                        364,620     233,301
Vehicles                                     75,147     100,441
                                          ---------------------
                                            780,108     562,675
Less accumulated depreciation              (201,106)   (109,208)
                                          ---------------------
                                          $ 579,002   $ 453,467
                                          =====================

GOODWILL AND LICENSE AGREEMENTS

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at March 31, 1996 is associated with the acquisition of ELEF, Plc during fiscal year 1995. Other intangible assets consist primarily of license agreements that provide the Company with royalties from the use and sale of holographic and diffraction patterns by various licensees.

Goodwill is being amortized on a straight-line basis over a 20-year life. License agreements are being amortized over a 10-year life.

Goodwill and license agreements are reviewed for impairment whenever events indicate their carrying amount may not be recoverable. When the Company believes that those

                          Optical Security Group, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PATENTS AND PATENT APPLICATIONS

The Company capitalizes legal costs directly incurred in pursuing patent applications. When such application results in an issued patent, the related costs are amortized over the remaining legal life of the patent, using the straight-line method. On a periodic basis, the Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application, or that an issued patent no longer has economic value, the unamortized balance in patent costs relating to that patent is expensed.

It is possible the above estimates of future economic life of the Company's patents, the amount of future revenues, or both, will be reduced significantly in the near term due to alternative technologies developed by similar entities.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued two standards that will be applicable to the Company beginning in fiscal year 1997, which the Company has not yet adopted. Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"), is not expected to have a significant impact on the Company. Statement of Financial Accounting Standard No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS No. 123"), gives companies the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. The Company has elected to continue to follow APB No. 25 for future stock options and stock-based awards.

                          Optical Security Group, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE OF COMMON STOCK

Primary loss per common share for the years ended March 31, 1996 and 1995 is based on net loss after preferred stock dividend requirements, if any, and the weighted average number of common shares outstanding during each of the years, including stock options and warrants considered to be dilutive common stock equivalents. The convertible preferred stock is not considered to be a common stock equivalent. Fully diluted net loss per share was antidilutive in each of the periods presented.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed in the period incurred. Expenses were $19,227 and $14,369 during 1996 and 1995, respectively.

REVERSE STOCK SPLIT

On December 15, 1994, the Company's Board of Directors authorized a one-to-five reverse stock split of its outstanding common stock, effective for stockholders of record on February 28, 1995. The amendment of the Company's Restated Certificate of Incorporation adjusted the Company's authorized capital stock to 15,000,000 shares of $0.005 par value common stock, and 2,500,000 shares of $0.01 par value preferred stock. All references in the accompanying financial statements to the number of shares, per share amounts, stock option and warrant data, and market prices of the Company's common stock have been retroactively restated to reflect the reverse stock split.

RECLASSIFICATIONS

Certain amounts in the March 31, 1995 financial statements were reclassified to conform with the March 31, 1996 presentation.

2. BUSINESS COMBINATIONS

On May 1, 1994, the Company's subsidiary, Optical Security Industries, Inc., acquired 100% of the stock of ELEF, Plc, a corporation based in the United Kingdom. The purchase price was approximately $1.75 million, including 40,000 common shares of the Company valued at $122,500, with the balance paid in cash. The acquisition resulted in goodwill and license agreements of $1,340,505 and $253,447, respectively. On October 21, 1994, the Company's subsidiary, Light Fantastic, Inc., acquired substantially all of the assets of The Diffraction Company, based in Maryland. The purchase price was

                          Optical Security Group, Inc.

2. BUSINESS COMBINATIONS (CONTINUED)

approximately $795,000, including 60,000 common shares of the Company valued at $157,500, a note payable to the seller of $115,923 and the balance in cash. The acquisition resulted in an allocation of the excess purchase price over net assets to license agreements of $288,574.

The following unaudited pro forma combined results of operations for fiscal year 1995 have been prepared assuming that the acquisition of ELEF, Plc and the acquisition of the assets of The Diffraction Company occurred at the beginning of the period. In preparing the pro forma data, adjustments have been made for:
(i) the amortization of goodwill and license agreements; (ii) the interest expense related to the seller financing of the purchase price; and (iii) the reduction in depreciation expense resulting from purchase accounting.

                                      YEAR ENDED MARCH 31
                                              1995
                                      -------------------
                                          (Unaudited)
Sales and royalty income                  $ 4,842,235
Net loss                                   (1,053,665)
Net loss per share of common stock        $     (0.39)

3. RELATED PARTY TRANSACTIONS

Effective June 29, 1994, the Company completed a financing arrangement with a group of individual investors and with Hunt Capital Group, L.L.C. The investor group included certain officers/directors/shareholders. The total individual funding was a condition of funding by Hunt Capital Group, L.L.C., which also obtained a seat on the Board of Directors. The aggregate funds raised totaled $3.25 million and consisted of the following issued debt and equity securities:

                                            (Note 4)
                                COMMON    CONVERTIBLE
                                STOCK        NOTES        TOTAL
                              ------------------------------------
Hunt Capital Group, L.L.C.    $1,000,000   $  750,000   $1,750,000
Individual investors           1,000,000      500,000    1,500,000
                              ------------------------------------
                              $2,000,000   $1,250,000   $3,250,000
                              ====================================

The Company borrowed $185,000 from an officer/director/shareholder and $75,000 from a director/shareholder in May 1994. These loans bore interest at 12% until repaid on June 29, 1994. The $185,000 note was repaid with 53,037 shares of the Company's common

                          Optical Security Group, Inc.

3. RELATED PARTY TRANSACTIONS (CONTINUED)

stock and a warrant to purchase an additional 43,000 shares of the Company's common stock at an exercise price of $5.00 per share. The $75,000 note was repaid with 48,148 shares of the Company's common stock and a warrant to purchase an additional 39,000 shares of the Company's common stock at an exercise price of $5.00 per share. The conversion of notes to common stock was based on the fair market value of the stock at the date of conversion. The Company issued a note payable of $1,250,000 to the seller of ELEF, Plc, who remained with the Company as an officer/director through October 31, 1995. The note payable bore interest at 6% until it was repaid from proceeds of the equity and debt funding completed June 29, 1994.

During fiscal 1995, and again in fiscal 1996, the Company relocated its corporate offices to office buildings owned in part by an officer/director/shareholder. The relocations were required to accommodate the additional staff added and to consolidate operations into one location. Total rents paid to the affiliate of the officer/director/shareholder during the years ended March 31, 1996 and 1995 were $41,946 and $32,032, respectively.

4. CONVERTIBLE SUBORDINATED NOTES

During fiscal 1995, the Company issued $1.25 million of Convertible Subordinated Secured Notes to related parties. These notes, which bore interest at 12% per annum, paid quarterly, were convertible into the Company's common stock at the rate of $4.05 per common share. For the first two years, the noteholders were entitled to receive 60% of the interest payment in the form of the Company's common stock, valued at 70% of the average public trading price on the 30 days preceding the interest due date, and 40% in cash. In the interest of preserving the Company's working capital position, the noteholders waived the cash portion of the quarterly interest, and accepted 100% of the payment in the Company's common stock through June 30, 1995. Effective July 1, 1995, the Company issued 400,000 shares of Preferred Series A shares in exchange for the cancellation of $1.25 million of Convertible Subordinated Secured Notes.

5. STOCKHOLDERS' EQUITY

On December 15, 1994, the Articles of Incorporation were amended to increase the authorized capital stock of the Company from 10,000,000 to 15,000,000 shares effective February 28, 1995.

In December 1994, the Company completed a private placement of common stock of the Company. The group of individual investors includes certain officers/directors/

                          Optical Security Group, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

stockholders of the Company. The Company received $725,000 in exchange for 179,012 common shares.

On April 1, 1996, the Company's chief executive officer and president, entered into a new employment contract with the Company effective through March 31, 1999. The chief executive officer's previous employment agreement was to terminate on September 17, 1996. Under the terms of the new contract, all options granted to the chief executive officer through March 31, 1996 remain in full force and effect. The chief executive officer's salary is $150,000 for the first year, $175,000 for the second year and $200,000 for the third year. As additional compensation, the chief executive officer will be granted additional options during the term of the contract in sufficient amounts to maintain the chief executive officer's percentage beneficial ownership of the Company's common stock as of December 31, 1995, less common stock the chief executive officer sells or otherwise disposes of after that date. The chief executive officer also is entitled to discretionary bonuses in such amount as the board of directors may determine. The new employment contract also provides that, if the Company is sold or merged into another Company prior to March 31, 2000, the chief executive officer will receive a stock bonus of 250,000 shares. If the Company terminates the chief executive officer's employment prior to the expiration of the contract, the chief executive officer is entitled to a buyout at 150% of the value of the contract a the time of termination.

During fiscal 1996, the Company issued 6,693 shares of Preferred Series B Stock, including 4,293 issued for cash at $1,000 per share, and 2,400 issued in exchange and full cancellation for the previously outstanding Preferred Series A shares. In conjunction with the issuance of the Preferred Series B, the Company granted a warrant to purchase 85,860 shares of the Company's common stock at an exercise price of $7.13 per share.

Subsequent to year end March 31, 1996, the Company completed its Preferred Series B stock offering, issuing 775 shares at $1,000 per share, resulting in proceeds of $705,250, net of issuance costs.

The Series B shareholders have voting rights equal to the number of common shares that would be held if converted. The Series B shares are convertible into shares of the Company's common stock at a conversion price of $6.00 per common share. Each Series B share can be converted into 166.67 common shares. The Series B shares are entitled to receive an 8% per annum cumulative dividend payable out of legally available funds. At the option of the Company, upon 30 days prior written notice, the Series B shares are redeemable, in whole or in part, from time to time, commencing on or after March 30, 1998 at the redemption price set forth in the following table. The shares are redeemable

                          Optical Security Group, Inc.

5. Stockholders' Equity (continued)

if the common stock trades at 150% of the conversion price for at least 30 consecutive trading days.

                                                              Redemption
                      Date Redeemed                             Price
- ------------------------------------------------------------------------

     On or after March 30, 1998, but prior to the third         $1,090
        anniversary,
     On or after the third anniversary date but
        prior to the fourth anniversary date,                    1,075
     On or after the fourth anniversary date but
        prior to the fifth anniversary date,                     1,060
     On or after the fifth anniversary date but
        prior to the sixth anniversary date,                     1,040
     On or after the sixth anniversary date but
        prior to the seventh anniversary date,                   1,020
     On or after the seventh anniversary date.                   1,000


The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On March 31, 1996, the cumulative unpaid dividend on the Preferred Series B of $41,803 was declared and subsequently paid on April 1, 1996.

Below is a summary of common stock reserved by the Company at March 31, 1996 for issuance upon the conversion of preferred stock and the exercise of the various options and warrants:

Series B preferred stock                         1,115,522
Stock option plans                               2,466,668
Warrants                                           598,515
                                                 ---------
                                                 4,180,705
                                                 =========

6. Stock Option Plans and Stock Warrants

The Company has an Incentive Stock Option Plan ("ISO") under which 1,000,000 shares of common stock were reserved for issuance. Under the ISO plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSO")

                          Optical Security Group, Inc.

6. Stock Option Plans and Stock Warrants (continued)

under which 650,000 shares of common stock were reserved for issuance at March 31, 1995. During fiscal 1996, the Company's Board of Directors reserved, subject to stockholder approval, an additional 1,350,000 shares of common stock for issuance under the NSO plan.

The following is a summary of stock options granted, exercised and outstanding for the years ended March 31, 1996 and 1995:

                                   NUMBER OF SHARES
                                   ----------------         OTHER         EXERCISE        EXPIRATION
                                    ISO         NSO        OPTIONS         PRICE             DATE
                                  -------------------------------------------------------------------


Outstanding, March 31, 1994       362,667     303,333       88,333      $0.20-$12.50      4/95-9/2000
Options exercised                  46,667          --       20,000      $ 0.25-$1.10
Options canceled                   60,000      53,333        5,000      $0.25-$12.50
Options granted                   468,800     190,000           --      $ 4.05-$5.00      7/94-2/2000
Fractional shares from reverse
  split                                --           1            2
                                  --------------------------------

Outstanding, March 31, 1995       724,800     440,001       63,335
Options exercised                  10,000          --           --      $       4.38
Options canceled                  123,400          --           --      $ 4.05-$5.00
Options granted                   220,000     310,000           --      $ 4.05-$5.75        7/96-3/99
                                  --------------------------------
Outstanding, March 31, 1996       811,400     750,001       63,335
                                  ================================

All ISO options were granted with an exercise price equal to or greater than fair market value at the date of grant. During fiscal 1995, compensation of $205,250 was recorded upon the issuance of 50,000 stock options granted to certain directors and 100,000 options granted to an officer/director under the NSO.

The following is a summary of warrants granted, exercised and outstanding for the years ended March 31, 1996 and 1995:

                                                                   WARRANTS
                                                        ---------------------------------
                                                         NUMBER    EXERCISE  EXPIRATION
                                                        OF SHARES   PRICE       DATE
                                                        ---------------------------------

Outstanding, March 31, 1994                                  --
Issued for June 1994 financing                          355,000     $5.00      6/2001
Issued in ELEF, Plc acquisition                          12,346     $4.05      5/2004
Issued in ELEF, Plc acquisition                          57,655     $5.00      5/2004
Issued in The Diffraction Company acquisition           100,000     $4.05     10/2001
Exercised                                                12,346     $4.05
                                                        -----------------------------
Outstanding, March 31, 1995                             512,655
Issued in conjunction with the Series B
 financing                                               85,860     $7.13    1-3/2003
                                                        -------
Outstanding, March 31, 1996                             598,515
                                                        =======

                          Optical Security Group, Inc.

7. Long-Term Obligations

Long-term obligations, net of current maturities, were as follows:

                                           March 31
                                     1996           1995
                                    -----------------------

     Convertible notes              $  --        $1,250,000
     Note payable                      --           172,581
     Notes payable                     --            74,961
                                    -----------------------
                                       --         1,497,542
     Less current maturities           --            14,443
                                    -----------------------
     Total long-term debt           $  --        $1,483,099
                                    =======================

8. Leases and Commitments

The Company leases several vehicles and computer equipment under long-term leases classified as capital leases. The Company has the option to purchase the equipment for a nominal cost at the termination of the lease. The assets classified as capital leases are amortized over the shorter of the estimated useful life of the property or the lease term.

Amortization related to these assets is included in depreciation for financial reporting purposes.

Property and equipment include the following amounts for leases that have been capitalized:

                                               Year ended March 31
                                                  1996      1995
                                               -------------------
     Computer equipment                          $12,112   $ 5,784
     Vehicles                                     75,147    74,761
                                               -------------------
                                                  87,259    80,545
     Less accumulated amortization                35,375    16,069
                                               -------------------
                                                 $51,884   $64,476
                                               ===================

Future minimum payments for capitalized leases were as follows at March 31, 1996:

     1997                                              $43,030
     1998                                               12,656
                                                       -------
     Total minimum lease payments                       55,686
     Less amounts representing interest                  1,950
                                                       -------
     Present value of net minimum
       lease payments                                   53,736
     Less current maturities                            40,419
                                                       -------
     Long-term obligation                              $13,317
                                                       =======

                          Optical Security Group, Inc.

8. Leases and Commitments (continued)

The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities leases are for terms of 1 to 10 years. Rent expense under all operating leases was $278,708 and $176,319 in 1996 and 1995, respectively.

Future minimum lease payments under these noncancelable operating leases as of March 31, 1996 are as follows:

      1997                                       $258,604
      1998                                        131,418
      1999                                         97,377
      2000                                         77,303
      2001                                         38,733
      Thereafter                                   36,255
                                                 --------
      Total minimum lease payments               $639,690
                                                 ========

9. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109").
Under the provisions of SFAS No. 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

The provision for income taxes is comprised of the following:

                               1996            1995
                             -------------------------
Current:
  Federal and state          $     --          $    --
  Foreign                     (82,997)          69,593
                             -------------------------
                              (82,997)          69,593

Deferred:
  Federal and state                --               --
  Foreign                      32,300               --
                             -------------------------
                               32,300               --
                             -------------------------
                             $(50,697)         $69,593
                             =========================


                           Optical Security Group, Inc.

9. INCOME TAXES (CONTINUED)

A reconciliation between the actual income tax expense or benefit and income taxes computed by applying the statutory tax rates for the years ended March 31 is as follows:

                                            DOMESTIC    FOREIGN     TOTAL
                                           --------------------------------
1996
Computed income tax expense
 (benefit) at U.S. statutory rates         $     994   $(32,855)  $ (31,861)
Operating loss for which income
 tax benefit is recognized                   (51,996)        -      (51,996)
Foreign loss                                  48,507         -       48,507
Other                                          2,495    (17,842)    (15,347)
                                           --------------------------------
                                           $      -    $(50,697)  $ (50,697)
                                           ================================
1995
Computed income tax expense
 (benefit) at U.S. statutory rates         $(435,413)  $ 58,002   $(377,411)

Operating loss for which no income
 tax benefit is recognized                   469,939         -      469,939
Foreign loss                                 (37,309)        -      (37,309)
Other                                          2,783     11,591      14,374
                                           --------------------------------
                                           $      -    $ 69,593   $  69,593
                                           ================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                        YEAR ENDED MARCH 31
                                                         1996         1995
                                                     -------------------------
Deferred tax liabilities:
  Amortization                                       $   110,181   $    69,521
  Tax over book depreciation                                 954         3,186
                                                     -------------------------
Total deferred tax liabilities                           111,135        72,707
Deferred tax assets:
  Tax net operating loss carryforwards                 2,138,087     2,136,635
  Deferred wages/option grants                            90,273        90,123
                                                     -------------------------
Total deferred tax assets                              2,228,360     2,226,758
  Valuation allowance for deferred tax assets         (2,149,525)   (2,154,051)
                                                     -------------------------
Total deferred tax assets                                 78,835        72,707
Net deferred tax liabilities                         $    32,300   $        -
                                                     =========================

                           Optical Security Group, Inc.

9. INCOME TAXES (CONTINUED)

At March 31, 1996, the Company has aggregate net operating loss carryforwards of approximately $5,779,000 for federal tax reporting purposes, which expire beginning 2004 through 2011, if not utilized. The net operating loss carryforward could be limited by certain subsequent sales of securities by the Company or its stockholders.

The Company does not provide for income taxes on the unremitted earnings of the foreign subsidiary as the Company intends to reinvest these undistributed earnings of the foreign subsidiary. There were no undistributed earnings of the foreign subsidiary at March 31, 1996.

10. SEGMENTS OF BUSINESS

The following table sets forth financial information for the Company's foreign and domestic segments for the year ended March 31, 1996:

                                           WESTERN
                                           EUROPE      DOMESTIC      TOTAL
                                         -----------------------------------
Revenues                                 $5,795,168   $3,158,572  $8,953,740
Income (loss) from operations               (22,034)      12,561      (9,473)
Identifiable  assets                      2,248,446    5,815,283   8,063,729