Form 10QSB
period 1996-06-30
OPTICAL SECURITY GROUP INC
filed 1996-08-08
CIK 843961

                                   CONFORMED

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1996
                           -------------

                                OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.
Commission File No. 0-17531
                    -------

                             OPTICAL SECURITY GROUP, INC.
              ------------------------------------------------------
              (Exact Name of Registrant as Specified in its Charter)

          Colorado                                     84-1094032
- -------------------------------            ------------------------------------
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                          535 16th Street, Suite 920
                            Denver, Colorado  80202
                            -----------------------
                   (Address of Principal Executive Offices)

                                (303) 534-4500
                                --------------
             (Registrant's telephone number, including area code)

                                      N/A
                                      ---
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding twelve months and (2) has been subject to the filing requirements for the past 90 days.

Yes   X    No      .
    -----     ----
                     APPLICABLE ONLY TO CORPORATE ISSUES:

Class of Stock           No. of Shares Outstanding          Date
- --------------           -------------------------          ----

Common                           3,034,552              June 30, 1996

                         Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)



                                                                              June 30
                                                                         1996          1995
                                                                   ------------------------------

Assets

Current assets:
    Cash                                                           $3,638,388          $  376,749
    Accounts receivable, less allowance
      of $18,260 and $59,338 at the quarter
      ended June 30, 1996 and 1995, respectively                    1,872,091           1,648,031
    Inventory                                                         437,718             295,651
    Prepaid expenses                                                   94,435              74,955
                                                                    ---------           ---------
Total current assets                                                6,042,632           2,395,386

Property and equipment, net                                           550,546             464,033

Other assets:
    Patents and patent applications, net of
      accumulated amortization of $70,226 and
      $53,858 at the quarter ended June 30,
      1996 and 1995, respectively                                     289,455             276,014
    Goodwill, net of accumulated amortization of
      $145,221 and $78,196 at the quarter ended
      June 30, 1996 and 1995, respectively                          1,195,284           1,262,309
    License and non-compete agreements, net of
      accumulated amortization of $103,607 and
      $49,407 at the quarter ended June 30, 1996
      and 1995, respectively                                          566,750             492,254
    Deposits and other                                                 36,638              45,883
                                                                    ---------           ---------
                                                                    2,088,127           2,076,460
                                                                    ---------           ---------


Total assets                                                       $8,681,305          $4,935,879
                                                                   ==========          ==========

                                    2 of 19

                   Optical Security Group, Inc.
                   Consolidated Balance Sheets
                           (Unaudited)


                                                                     June 30
                                                               1996            1995
                                                         ---------------------------------
Liabilities and Stockholders' equity
Current liabilities:
    Accounts payable                                      $   278,704        $   633,603
    Accrued expenses                                          472,126            588,150
    Current portion of capital lease obligations               40,421             23,093
    Current portion of long-term obligations                        -              5,136
Total current liabilities                                     791,251          1,249,982

Deferred tax liability                                         32,300                  -
Capital lease obligations                                      10,050             49,139
Long-term obligations                                               -          1,480,759

Commitments

Stockholders' equity:
    Voting convertible preferred stock, $0.01 par value
       2,500,000 shares authorized; 7,468 Preferred Series
       B shares issued and outstanding at June 30, 1996
       (preference in liquidation $8,140,120)                      75                  -
    Common stock $0.05 par value:
       15,000,000 shares authorized; 3,034,552 and
        3,007,428 shares issued and outstanding at
        June 30, 1996 and 1995, respectively                   15,173              15,036
    Additional paid-in capital                             14,215,824           8,412,198
    Foreign currency translation adjustment                    (5,471)             10,619
    Accumulated deficit                                    (6,377,897)         (6,281,854)
                                                           ----------         -----------
Total stockholders' equity                                  7,847,704           2,155,999
                                                           ----------         -----------
Total liabilities and stockholders' equity                 $8,681,305          $4,935,879
                                                           ==========          ==========

See accompanying notes

                                                              3 or 19

                   Optical Security Group, Inc.
              Consolidated Statements of Operations
                           (Unaudited)

                                                      Quarter Ended June 30
                                                       1996           1995
                                                 ------------------------------
Revenues                                         $2,326,574          $2,630,564
Cost of goods sold                                1,504,461           1,795,980
                                                 ----------          ----------
Gross margin                                        822,113             834,584

Operating expenses:
    Salaries and related costs                      420,502             424,963
    Depreciation and amortization                    65,793              61,707
    Other operating expenses                        267,002             248,653
                                                 ----------          ----------
Total operating expenses                            753,297             735,323
                                                 ----------          ----------
Income from operations                               68,816              99,261

Other income (expenses):
    Interest expense                                 (3,740)            (46,535)
    Interest income                                  41,435               3,445
    Foreign currency transaction loss                (3,615)             (7,082)
                                                 ----------          ----------
                                                     34,080             (50,172)
                                                 ----------          ----------
Net income before tax                               102,896              49,089
Income tax benefit (expense)                              -             (34,094)
                                                 ----------          ----------
Net income                                       $  102,896          $   14,995
                                                 ==========          ==========
Net income (loss) applicable to common stock     $  (42,175)         $   14,995
                                                 ==========          ==========
Net income (loss) per share of common stock:
    Primary                                      $     (.01)         $        -
                                                 ==========          ==========
    Fully diluted                                                    $        -
                                                                     ==========
Weighted average number of shares outstanding:
    Primary                                       3,034,552           3,007,428
                                                 ==========          ==========
    Fully diluted                                                     3,675,920
                                                                     ==========

See accompanying notes.

4 of 19

                   Optical Security Group, Inc.
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                           Quarter Ended June 30
                                                              1996       1995
                                                           ---------------------
OPERATING ACTIVITIES
Net income                                               $  102,896    $ 14,995
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                           65,793      61,707
     Change in operating assets and liabilities:
      Accounts receivable                                 ( 211,708)   (362,989)
      Inventory                                           (  15,958)     46,414
      Prepaid expenses and other assets                   (  34,727)   ( 15,953)
      Accounts payable and accrued expenses               (  24,204)    197,301
                                                          ----------   ---------
Net cash used in operating activities                     ( 117,908)   ( 58,525)

INVESTING ACTIVITIES
Patent application costs                                  (  21,564)   (  2,690)
Property and equipment                                    (   2,518)   ( 35,892)
Other intangible assets, net                                  9,671           -
                                                          ----------   ---------
Net cash used in investing activities                     (  14,411)   ( 38,582)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net              700,333           -
Proceeds from issuance of debt                                    -       6,289
Payments on notes and capital lease obligations           (   3,265)   ( 14,841)
Dividend on preferred stock                               ( 145,071)          -
                                                          ----------   ---------
Net cash provided by financing activities                   551,997    (  8,552)

Effect of exchange rate changes on cash flows             (  13,113)   (    617)
                                                          ----------   ---------
Net increase (decrease) in cash                             406,565    (106,276)
Cash, beginning of year                                   3,231,823     483,025
                                                          ----------   ---------
Cash, end of year                                        $3,638,388    $376,749
                                                          ----------   ---------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITIES
   Interest paid                                         $    3,740    $ 34,094

See accompanying notes.

                                    5 of 19

                         Optical Security Group, Inc.
                  Notes to Consolidated Financial Statements
                                 June 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Optical Security Group, Inc. (the "Company"), formerly known as TSL Incorporated, is a technology company which, through its principal subsidiaries, Optical Security Industries , Inc. ("OpSec U.S.") and Optical Security Industries International, Plc ("OpSec International"), provides products and solutions to businesses and governments for the problems of product tampering and counterfeiting, grey marketing of goods, and illegal document alteration and copying. In addition, the Company provides materials and products for use in decorative packaging and other commercial applications, including holography and dimensional printing for book illustrations and trading cards, and for consumer product promotions. The Company changed its name in December 1994 to promote better name recognition by its current and target customer base that was significantly enlarged following the two business acquisitions that occurred during fiscal year 1995. The Company's principal markets are the United States and Western Europe.

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

                                    6 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                                 June 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation is computed using the straight-line method.

GOODWILL AND LICENSE AGREEMENTS

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at June 30, 1996 is associated with the acquisition of ELEF, Plc during fiscal year 1995. Other intangible assets consist primarily of license agreements that provide the Company with royalties from the use and sale of holographic and diffraction patterns by various licensees.

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

                                    7 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                                 June 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued two standards that will be applicable to the Company beginning in fiscal year 1997. Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"), is not expected to have a significant impact on the Company. Statement of Financial Accounting Standard No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS No. 123"), gives companies the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. The Company has elected to continue to follow APB No. 25 for future stock options and stock-based awards.

INCOME (LOSS) PER SHARE OF COMMON STOCK

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stock (net income less preferred dividends) by the weighted average number of common shares outstanding during the period. Common share equivalents were included in the computation for the quarter ended June 30, 1995, but were excluded from the net loss per share for the quarter ended June 30, 1996 since their effect would be anti-dilutive. The Series B stock is not considered a common stock equivalent, in any event.

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

                                    8 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                                 June 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain amounts in the June 30, 1995 financial statements were reclassified to conform with the June 30, 1996 presentation.

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


                                                   (NOTE 4)
                                       COMMON     CONVERTIBLE
                                       STOCK         NOTES       TOTAL
                                     ====================================
     Hunt Capital Group, L.L.C.      $1,000,000   $  750,000   $1,750,000
     Individual investors             1,000,000      500,000    1,500,000
                                     ------------------------------------
                                     $2,000,000   $1,250,000   $3,250,000
                                     ====================================

                                    9 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                                 June 30, 1996

3. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company borrowed $185,000 from an officer/director/shareholder and $75,000 from a director/shareholder in May 1994. These loans bore interest at 12% until repaid on June 29, 1994. The $185,000 note was repaid with 45,679 shares of the Company's common stock and a warrant to purchase an additional 43,000 shares of the Company's common stock at an exercise price of $5.00 per share. The $75,000 note was repaid with 18,518 shares of the Company's common stock and a warrant to purchase an additional 39,000 shares of the Company's common stock at an exercise price of $5.00 per share. The conversion of notes to common stock was based on the fair market value of the stock at the date of conversion. The Company issued a note payable of $1,250,000 to the seller of ELEF, Plc, who remained with the Company as an officer/director through October 31, 1995. The note payable bore interest at 6% until it was repaid from proceeds of the equity and debt funding completed June 29, 1994.

During fiscal 1995, and again in fiscal 1996, the Company relocated its corporate offices to office buildings owned in part by an officer/director/shareholder. The relocations were required to accommodate the additional staff added and to consolidate operations into one location. Total rents paid to the affiliate of the officer/director/shareholder during the quarter ended June 30, 1996 and 1995 were $11,792 and $9,000, respectively.

4. CONVERTIBLE SUBORDINATED NOTES

During fiscal 1995, the Company issued $1.25 million of Convertible Subordinated Secured Notes to related parties. These notes, which bore interest at 12% per annum, paid quarterly, were convertible into the Company's common stock at the rate of $4.05 per common share. For the first two years, the noteholders were entitled to receive 60% of the interest payment in the form of the Company s common stock, valued at 70% of the average public trading price on the 30 days preceding the interest due date, and 40% in cash. In the interest of preserving the Company's working capital position, the noteholders waived the cash portion of the quarterly interest, and accepted 100% of the payment in the Company's common stock through June 30, 1995. Effective July 1, 1995, the Company issued 400,000 shares of Preferred Series A shares in exchange for the cancellation of $1.25 million of Convertible Subordinated Secured Notes.

5. STOCKHOLDERS' EQUITY

On December 15, 1994, the Articles of Incorporation were amended to increase the authorized capital stock of the Company from 10,000,000 to 15,000,000 shares effective February 28, 1995.

                                   10 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                                 June 30, 1996


5. STOCKHOLDERS' EQUITY (CONTINUED)

In December 1994, the Company completed a private placement of common stock of the Company. The group of individual investors includes certain officers/directors/shareholders of the Company. The Company received $725,000 in exchange for 179,012 common shares.

On April 1, 1996, the Company s chief executive officer and president, entered into a new employment contract with the Company effective through March 31, 1999. The chief executive officer s previous employment agreement was to terminate on September 17, 1996. Under the terms of the new contract, all options granted to the chief executive officer through March 31, 1996 remain in full force and effect. In addition, the chief executive officer will be granted additional options during the term of the contract in sufficient amounts to maintain the chief executive officer s percentage beneficial ownership of the Company s common stock as of December 31, 1995, less common stock the chief executive officer sells or otherwise disposes of after that date. The new employment contract also provides that, if the Company is sold or merged into another Company prior to March 31, 2000, the chief executive officer will receive a stock bonus of 250,000 shares.

During fiscal 1996, the Company issued 6,693 shares of Series B 8% Cumulative Convertible Exchangeable Preferred Voting Stock ("Series B Shares"), including 4,293 issued for cash at $1,000 per share, and 2,400 issued in exchange and full cancellation for the previously outstanding Preferred Series A shares. During the quarter ended June 30, 1996, the Company completed this Series B stock offering, issuing 775 shares at $1,000 per share, resulting in total proceeds of $4,517,200, net of issuance costs.

In conjunction with the issuance of the Series B Shares, the Company granted warrants to purchase 85,860 shares and 15,500 shares of the Company s common stock at an exercise price of $7.13 per share.

The Series B shareholders have voting rights equal to the number of common shares that would be held if converted. The Series B shares are convertible into shares of the Company's common stock at a conversion price of $6.00 per common share. Each Series

                                   11 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                                 June 30, 1996

5. STOCKHOLDERS' EQUITY (CONTINUED)

B share can be converted into 166.67 common shares. The Series B shares are entitled to receive an 8% per annum cumulative dividend payable out of legally available funds. At the option of the Company, upon 30 days prior written notice, the Series B shares are redeemable, in whole or in part, from time to time, commencing on or after March 30, 1998 at the redemption price set forth in the following table. The shares are redeemable if the common stock trades at 150% of the conversion price for at least 30 consecutive trading days.


                                                             Redemption
                    Date Redemmed                              Price
=======================================================================

     On or after March 30, 1998, but prior to the third
      anniversary,                                            $1,090
     On or after the third anniversary date but
      prior to the fourth anniversary date,                    1,075
     On or after the fourth anniversary date but
      prior to the fifth anniversary date,                     1,060
     On or after the fifth anniversary date but
      prior to the sixth anniversary date,                     1,040
     On or after the sixth anniversary date but
      prior to the seventh anniversary date,                   1,020
     On or after the seventh anniversary date.                 1,000

The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On March 31, 1996, the cumulative unpaid dividend on the Preferred Series B of $41,803 was declared and subsequently paid on April 1, 1996. On June 30, 1996, the cumulative unpaid dividend on the Preferred Series B shares of $145,071 was declared and subsequently paid on July 1, 1996.

Below is a summary of common stock reserved by the Company at June 30, 1996 for issuance upon the conversion of preferred stock and the exercise of the various options and warrants:

                                   12 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                                 June 30, 1996

5. STOCKHOLDERS' EQUITY (CONTINUED)

   Series B preferred stock                    1,244,667
   Stock option plans                          2,466,668
   Warrants                                      614,015
                                               ---------
                                               4,325,350
                                               =========

6. STOCK OPTION PLANS AND STOCK WARRANTS

The Company has an Incentive Stock Option Plan ("ISO") under which 1,000,000 shares of common stock were reserved for issuance. Under the ISO plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSO") under which 650,000 shares of common stock were reserved for issuance at March 31, 1995. During fiscal 1996, the Company s Board of Directors reserved, subject to stockholder approval, an additional 1,350,000 shares of common stock for issuance under the NSO plan.

The following is a summary of stock options granted, exercised and outstanding for the years ended March 31, 1996 and 1995, and the quarter ended June 30, 1996:


                                  Number of Shares     Other    Exercise     Expiration
                                   ISO      NSO       Options    Price          Date
- ------------------------------------------------------------------------------------------
Outstanding, March 31, 1994       362,667  303,333    88,333   $0.20-$12.50   4/95-9/2000
Options exercised                  46,667        -    20,000   $0.25-$1.10
Options canceled                   60,000   53,333     5,000   $0.25-$12.50
Options granted                   468,800  190,000         -   $4.05-$5.00    7/94-2/2000
Fractional shares from
reverse split                           -        1         2
                                  --------------------------
Outstanding, March 31, 1995       724,800   440,001   63,335
Options exercised                  10,000         -        -       $4.38
Options canceled                  123,400         -        -   $4.05-$5.00
Options granted                   220,000   310,000        -   $4.05-$5.75    7/96-3/99
                                  --------------------------
Outstanding, March 31, 1996       811,400   750,001   63,335
Options exercised                       -         -        -
Options canceled                    3,000     5,000        -   $4.38-$5.00    11/98-7/99
Options granted                         -         -        -
                                  --------------------------
Outstanding, March 31, 1996       808,400   745,001   63,335
                                  ==========================

                                   13 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                                 June 30, 1996

6. Stock Option Plans and Stock Warrants(continued)

All ISO options were granted with an exercise price equal to or greater than fair market value at the date of grant. During fiscal 1995, compensation of $205,250 was recorded upon the issuance of 50,000 stock options granted to certain directors and 100,000 options granted to an officer/director under the NSO.

The following is a summary of warrants granted, exercised and outstanding for the years ended March 31, 1996 and 1995, and the quarter ended June 30, 1996:

                                                                         Warrants
                                                      ------------------------------------------------
                                                            Number       Exercise        Expiration
                                                           of Shares       Price            Date
                                                      ------------------------------------------------
Outstanding, March 31, 1994                                      -
Issued for June 1994 financing                              355,000         $5.00           6/2001
Issued in ELEF, Plc acquisition                              12,346         $4.05           5/2004
Issued in ELEF, Plc acquisition                              57,655         $5.00           5/2004
Issued in The Diffraction Company acquisition               100,000         $4.05           10/2001
Exercised                                                    12,346         $4.05
                                                      -------------------------------------------------
Outstanding, March 31, 1995                                 512,655
Issued in conjunction with the Series B financing            85,860         $7.13           1/2003
                                                      ------------------
Outstanding, March 31, 1996                                 598,515
Issued in conjunction with the Series B financing            15,500         $7.13           1/2003
                                                      ------------------
Outstanding, June 30, 1996                                  614,015
                                                      ==================

                                   14 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                                 June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended June 30, 1996

Revenues for the quarter ended June 30, 1996 were $2,326,574, an 11.56% decrease when compared to the revenues of $2,630,564 for the quarter ended June 30, 1995. Sales in OpSec International decreased 23.78% from the level of the prior year,, when some large promotional orders were billed. Sales in OpSec U.S. increased 13.12% for the quarter, including some delays in initial shipments in our government products division which are expected to be realized in the balance of the fiscal year.

Gross profits for the quarter ended June 30, 1996 decreased 1.5% to $822,113 as compared to $834,584 for the quarter ended June 30, 1995. The gross profit margin of 35.34% increased from the 31.73% for the comparable quarter of the prior year. This increase in the gross profit margin reflects a change in the mix of business, with margins and profitability improving, as higher value-added product sales are replacing some large promotional orders that were billed this time last year. The Company is maintaining its historic margins on its base security business and in those sales categories protected by patents and proprietary technology.

Operating expenses of $753,297 grew 2.45% compared to the prior fiscal year, an increase of $17,974. Increases in facility costs, professional fees and marketing costs were offset in part by savings in compensation related costs, insurance and travel expenses. Operating expenses are expected to rise as the Company continues to supplement its marketing and sales efforts, and to improve its facilities.

Net income for the quarter ended June 30, 1996 improved $87,901 to $102,896 as compared to $14,995 for the quarter ended June 30, 1995. With the improvement in the Company's liquidity position, all debts, with the exception of some maturing capital leases, were paid off in the prior fiscal year. Interest expense decreased $42,795, and interest earned on cash balances improved $37,990 for the quarter. With the completion of the offering of Series B Shares during the quarter, the quarterly dividend on the Series B Shares of $145,071 exceeded net income, resulting in a net loss applicable to common stock of $42,175.

                                   15 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                                 June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company carries significant net operating losses for U.S. tax reporting purposes and had no U.S. income tax liability. OpSec International also had no current income tax liability for the quarter.

Quarter Ended June 30, 1995

Gross revenues for the quarter ended June 30, 1995 were $2,630,564 compared to revenues of $864,114 for the quarter ended June 30, 1994. Operations for the quarter include the full period operations for the two business acquisitions completed during the prior year. Prior year sales included two months for ELEF, acquired May 1, 1994, and no sales for The Diffraction Co., acquired October 31, 1994.

Operating expenses were $758,323 for the quarter, an increase of $266,309 over the same quarter of the prior year. Of these increased expenses, $197,521 were incurred in the business acquisition made after the end of the first quarter of the prior year, and $43,528 were incurred in the business combination completed May 1, 1994 of the prior year. $30,030 of the increase in operating expenses are at the corporate level. Overall expense levels are relatively stable.

Liquidity and Capital Resources

Quarter Ended June 30, 1996

During the quarter ended June 30, 1996, stockholders' equity increased 8.9% to $7,847,704, up from $7,202,659. The Company completed its offering of Series B shares by adding $700,333 to equity, net of issuance costs. The total offering raised $4,517,200, net of issuance costs.

The Company's working capital position at June 30, 1996 was $5,251,111, or 7.64-to-1 over current liabilities. Included in this working capital surplus was a cash position of $3,638,388. The Company's long-term debt consisted of $10,050 of capital leases maturing in fiscal 1998. Total long-term obligations decreased $1,519,848 during the prior twelve months, with $1,250,000 having been converted into Series B shares. The working capital surplus may be used to expand facilities and for future acquisitions.

                                   16 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                                 June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $134,609 and net income was $102,896. This compares to EBITDA and net income of $160,968 and $14,995, respectively, in the prior year first quarter.

Quarter Ended June 30, 1995

The Company's working capital position at June 30, 1995 was $1,145,404, or 1.92-to-1 over current liabilities. Included in this working capital surplus was a cash position of $376,749. The Company's long-term obligations totaled $1,529,898 at June 30, 1995, including $1,250,000 of convertible, subordinated, secured debt.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $160,968 and net income was $14,995. This compares to EBITDA and net income of $161,405 and $25,343, respectively, in the prior year first quarter.

The Company continuously assesses its need for additional capital as it develops its products and markets. In the past, the Company has been successful in obtaining additional debt and/or equity financing to continue and expand operations. There is no guarantee that such financing will be available in the future.

                                   17 of 19

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 None



                                   18 or 19

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


                         OPTICAL SECURITY GROUP, INC.
                         ----------------------------
                                 (Registrant)



DATED: August 6, 1996             BY: /s/Richard H. Bard
                                      -------------------------------------
                                      Richard H. Bard
                                      President and Chief Executive Officer


DATED: August 6, 1996             BY: /s/Gerald A. Melfi
                                      -------------------------------------
                                      Gerald A. Melfi
                                      Controller and Principal Accounting
                                      Officer

                                   19 of 19