Form 10QSB
period 1996-09-30
OPTICAL SECURITY GROUP INC
filed 1996-11-01
CIK 843961

                                   CONFORMED

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1996
                           ------------------
                                      OR

(  )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ____to___.
Commission File No. 0-17531
                    -------
                         OPTICAL SECURITY GROUP, INC.
             ----------------------------------------------------
             Exact name of Registrant as Specified in its Charter)

           Colorado                                      84-1094032
-------------------------------             ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                          535 16th Street, Suite 920
                            Denver, Colorado 80202
                            ----------------------
                   (Address of principal  Executive Offices)

                                (303) 534-4500
                                --------------
             (Registrant's telephone number, including area code)

                                      N/A
                                      ---
        (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 23 or 15 (d) of the Securities Exchange Act of 1934, during the preceding Twelve months and (2) has been subject to the filing requirement for the past 90 days.

Yes ___ No___.

                     APPLICABLE ONLY TO CORPORATE ISSUES:

Class of Stock                No. of Shares Outstanding             Date
--------------                -------------------------             ----
  Common                             3,034,552                September 30, 1996

                         Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                   Unaudited


                                                         September 30,
                                                        1996       1995
                                                --------------------------------
Assets
Current Assets:
  Cash                                            $3,079,531          $  571,502
  Accounts receivables, less allowance of
    $18,852 and $29,216 at the quarter ended
    September 30, 1996 and 1995, respectively      2,571,433           1,224,206
  Inventory                                          594,391             303,236
  Prepaid expenses                                   114,032              83,107
                                                   ---------           ---------
Total current assets                               6,359,387           2,182,051

Property and equipment, net                          546,084             452,019

Other assets:
  Patents and patent applications, net of
    accumulated amortization of $74,666 and
    $58,658 at the quarter ended September
    30, 1996 and 1995, respectively                  300,124             275,274
  Goodwill, net of accumulated amortization
    of $161,976 and $94,951 at the quarter ended
    September 30, 1996 and 1995, respectively      1,178,529           1,245,554
  License and non-compete agreements, net
    of accumulated amortization of $123,285 and
    $63,049 at the quarter ended September 30,
    1996 and 1995, respectively                      614,149             478,612
  Deposits and other                                 218,327              46,125
                                                  ----------          ----------
Total assets                                      $9,216,600          $4,679,635
                                                  ==========          ==========

                                    1 of 17

                         Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                   Unaudited


                                                              September 30,
                                                           1996          1995
                                                       ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $  614,560    $  694,300
  Accruals and other liabilities                          680,577       315,219
  Current portion of capital lease obligations             14,400        23,093
  Current portion of long-term obligations                      -       177,717
                                                       ----------    ----------
Total current liabilities                               1,309,537     1,210,329

Deferred tax liability                                     32,300             -
Capital lease obligations                                   2,846        43,673
Long-term obligations                                          -         56,337

Commitments

Minority interest in consolidated subsidiary                6,932             -

Stockholders' equity:
  Voting convertible preferred stock, $0.01 par value
    2,500,000 shares authorized; 7,468 Preferred Series B
    shares issued and outstanding at September 30, 1996
    (preference in liquidation $8,140,120)                     75           400
  Common stock $0.005 par value:
    15,000,000 shares authorized; 3,034,552
    and 3,024,552 shares issued and outstanding
    at September 30, 1996 and 1995, respectively           15,173        15,123
  Additional paid-in capital                           14,196,991     9,699,211
  Foreign currency translation adjustment                    (316)          261
  Accumulated deficit                                  (6,346,938)   (6,345,699)
                                                       ----------     ---------
Total stockholders' equity                              7,864,985     3,369,296
                                                       ----------     ---------
Total liabilities and stockholders' equity             $9,216,600    $4,679,635
                                                        =========     =========


See accompany notes

                                    2 of 17

                         Optical Security Group, Inc.
                     Consolidated Statements of Operations
                                   Unaudited

                                        Three Months Ended            Six Months Ended
                                           September 30,                September 30,
                                        1996          1995            1996         1995
                                      -----------------------     -------------------------
Revenues                              $2,709,787   $1,942,505     $5,036,297    $4,573,068
Cost of goods sold                     1,683,792    1,224,925      3,188,252     2,997,905
                                      ----------   ----------     ----------    ----------
Gross margin                           1,025,995      717,580      1,848,045     1,575,163
Operating expenses:
  Salaries and related costs             471,759      418,177        892,263       838,944
  Depreciation and amortization           72,231       62,109        138,023       123,816
  Other operating expenses               329,310      279,990        596,312       555,839
                                      ----------   ----------     ----------    ----------
Total operating expenses                 873,300      760,276      1,626,598     1,518,599

Income (loss) from operations            152,695      (42,696)       221,447        56,564
Other income (expense):
  Interest expense                          (613)      (7,147)        (4,353)      (53,682)
  Interest income                         35,199        3,643         76,634         7,088
  Other income or expense                      -       24,594              -        17,512
  Foreign currency transaction loss           33            -         (3,582)            -
                                      ----------   ----------     ----------    ----------
Income (loss) before minority interest   187,314      (21,606)       290,146        27,482

Minority interest in net income of
  consolidated subsidiary                 (6,932)           -         (6,932)            -
                                      ----------   ----------     ----------    ----------
Income (loss) before income taxes        180,382      (21,606)       283,214        27,482

Income tax benefit (expense)                    -     (42,476)             -       (76,570)
                                      ----------   ----------     ----------    ----------
Net income (loss)                        180,382      (64,082)       283,214       (49,088)
                                      ==========   ==========     ==========    ==========
Net income (loss) applicable
  to common stock                         31,022      (64,082)       (11,217)      (49,088)
                                      ==========   ==========     ==========    ==========
Net income (loss) per share
  of common stock:
    Primary                           $      .01   $     (.02)    $        -    $     (.02)
                                      ==========   ==========     ==========    ==========
    Fully diluted                     $      .01
                                      ==========
Weighted average number of
  shares outstanding:
    Primary                            3,034,552    3,024,552      3,034,552     3,015,990
                                      ==========
    Fully diluted                      3,813,550
                                      ==========

See accompanying notes

                                    3 of 17

                         Optical Security Group, Inc.
                     Consolidated Statements of Cash Flows
                                   Unaudited


                                                          Three Months Ended             Six Months Ended
                                                              September 30,                September 30,
                                                          1996          1995            1996          1995
                                                       ------------------------       -----------------------
OPERATING ACTIVITIES
  Net income (loss)                                     180,382        (64,082)        283,214        (49,088)
  Adjustments to reconcile net
    net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization                      72,231          62,109        138,023        123,816
      Minority interest in consolidated subsidiary        6,932               -          6,932              -
      Common shares issued for interest                       -          37,500              -         37,500
    Change in operating assets and liabilities:
        Accounts receivable                          (1,093,764)        408,830       (811,051)        75,802
        Inventory                                      (156,673)        (11,015)      (172,631)        38,829
        Prepaid expenses                                (12,404)         (7,836)       (37,413)       (21,789)
        Accounts payable and accrued expenses         1,038,663        (197,300)       520,104        (22,113)
        Deposits and other assets and liabilities       (52,491)         (1,472)       (52,572)             -
                                                    -----------       ---------     ----------       --------
Net cash provided (used) in operating activities        (17,124)        226,734       (125,394)       182,957

INVESTING ACTIVITIES
Patent application costs                                (15,109)         (4,060)       (36,673)        (5,883)
Property and equipment                                  (26,251)        (15,943)       (28,769)       (51,694)
Licensing agreements                                   (195,414)              -       (195,414)             -
Notes receivable                                       (100,000)              -       (100,000)             -
Other intangible assets, net                             (8,696)         (1,551)        (8,696)        (2,174)
                                                    -----------       ---------     ----------       --------
Net cash provided (used) in investing activities       (345,470)        (21,554)      (369,552)       (59,751)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net          (18,833)              -        681,500              -
Payments on notes and capital lease obligations         (33,225)         (5,824)       (36,490)       (23,817)
Dividend on preferred stock                            (149,360)              -       (294,431)             -
                                                    -----------       ---------     ----------       --------
Net cash provided (used) by financing activities       (201,418)         (5,824)       350,579        (23,817)

Effect of exchange rate changes on cash flows             5,155          (4,603)        (7,925)       (10,912)
                                                    -----------       ---------     ----------       --------
Net increase (decrease) in cash                        (558,857)        194,753       (152,292)        88,477
Cash, beginning of period                             3,638,388         376,749      3,231,823        483,025
                                                    -----------       ---------     ----------       --------
Cash, end of period                                  $3,079,531        $571,502     $3,079,531       $571,502
                                                    ===========       =========     ==========       ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITIES
  Interest paid                                             613           7,147          4,353         16,182

See accompanying notes

                                    4 of 17

                         Optical Security Group, Inc.
                  Notes to Consolidated Financial Statements
                              September 30, 1996

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

                                     5 of 17

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation is computed using the straight-line method.

GOODWILL AND LICENSE AGREEMENTS

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at September 30, 1996 is associated with the acquisition of ELEF, Plc during fiscal year 1995. Other intangible assets consist primarily of license agreements that provide the Company with royalties from the use and sale of holographic and diffraction patterns by various licensees.

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

                                     6 of 17

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 1996

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

INCOME (LOSS) PER SHARE OF COMMON STOCK

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stock (net income less preferred dividends) by the weighted average number of common shares outstanding during the period. Common share equivalents were only included in the computation for the quarter ended September 30, 1996, and were excluded from the net loss per share for prior periods and for the six month period ended September 30, 1996 since their effect would be anti-dilutive. The Series B stock is not considered a common stock equivalent in any period.

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

RECLASSIFICATIONS

Certain amounts in the September 30, 1995 financial statements were reclassified to conform with the September 30, 1996 presentation.

                                     7 of 17

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

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

                                            (Note 4)
                                 Common    Convertible
                                 Stock        Notes         Total
                               ----------  ------------  -----------
Hunt Capital Group, L.L.C.     $1,000,000  $  750,000     $1,750,000
Individual investors            1,000,000     500,000      1,500,000
                               ----------  ------------  -----------
                                $2,00,000  $1,250,000     $3,250,000
                               ==========  ============  ===========

                                     8 of 17

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 1996

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

During fiscal 1995, and again in fiscal 1996, the Company relocated its corporate offices to office buildings owned in part by an officer/director/shareholder. The relocations were required to accommodate the additional staff added and to consolidate operations into one location. Total rents paid to the affiliate of the officer/director/shareholder during the six month period ended September 30, 1996 and 1995 were $23,560 and $18,000, respectively.

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

                                     9 of 17

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 1996

5. STOCKHOLDERS' EQUITY (CONTINUED)

During fiscal 1996, the Company issued 6,693 shares of Series B 8% Cumulative Convertible Exchangeable Preferred Voting Stock ("Series B Shares"), including 4,293 issued for cash at $1,000 per share, and 2,400 issued in exchange and full cancellation for the previously outstanding Preferred Series A shares. During the quarter ended June 30, 1996, the Company completed this Series B stock offering, issuing 775 shares at $1,000 per share, resulting in total proceeds of $4,498,367, net of issuance costs.

In conjunction with the issuance of the Series B Shares, the Company granted warrants to purchase 85,860 shares and 15,500 shares of the Company's common stock at an exercise price of $7.13 per share.

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



                                                               Redemption
               Date Redeemed                                      Price
----------------------------------------------------------------------------
    On or after March 30, 1998, but prior to the third
      anniversary,                                                $1,090
    On or after the third anniversary date but
      prior to the fourth anniversary date,                        1,075
    On or after the fourth anniversary date but
      prior to the fifth anniversary date,                         1,060
    On or after the fifth anniversary date but
      prior to the sixth anniversary date,                         1,040
    On or after the sixth anniversary date but
      prior to the seventh anniversary date,                       1,020
    On or after the seventh anniversary date,                      1,000

                                    10 of 17

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 1996

5. STOCKHOLDERS' EQUITY (CONTINUED)

The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On September 30, 1996, the cumulative unpaid dividend on the Preferred Series B shares of $149,360 was declared and subsequently paid on October 1, 1996.

Below is a summary of common stock reserved by the Company at September 30, 1996 for issuance upon the conversion of preferred stock and the exercise of the various options and warrants:

     Series B preferred stock           1,244,667
     Stock option plans                 4,066,668
     Warrants                             614,015
                                        ---------
                                        5,925,350
                                        =========

6. STOCK OPTION PLANS AND STOCK WARRANTS

The Company has an Incentive Stock Option Plan ("ISO") under which 2,000,000 shares of common stock were reserved for issuance. Under the ISO plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSO") under which 2,000,000 shares of common stock were reserved for issuance at September 30, 1996.The shares reserved for the ISO and NSO Plans were increased at the annual meeting of shareholders on August 16, 1996.

The following is a summary of stock options granted, exercised and outstanding for the years ended March 31, 1996 and 1995, and the six month period ended September 30, 1996:

                                    11 of 17

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 1996

6. STOCK OPTION PLANS AND STOCK WARRANTS (CONTINUED)

                                     Number of Shares
                                    -----------------       Other       Exercise        Expiration
                                      ISO        NSO       Options        Price            Date
                                    ------------------------------------------------------------------
Outstanding, March 31, 1994         362,667   303,333       88,333      $0.20-$12.50      4/95-9/2000
Options exercised                    46,667         -       20,000      $0.25-$1.10
Options canceled                     60,000    53,333        5,000      $0.25-$12.50
Options granted                     468,800   190,000            -      $4.05-$5.00       7/94-2/2000
Fractional shares from
reverse split                             -         1            2
                                    ------------------------------
Outstanding, March 31, 1995         724,800   440,001       63,335
Options exercised                    10,000         -            -         $4.38
Options canceled                    123,400         -            -      $4.05-$5.00
Options granted                     220,000   310,000            -      $4.05-$5.75       7/96-3/99
                                    ------------------------------
Outstanding, March 31, 1996         811,400   750,001        3,335
Options exercised                         -         -            -
Options canceled                      3,200     5,000            -      $4.38-$5.75       3/97-7/99
Options granted                     100,000         -            -         $6.00          7/97-7/2000
                                    ------------------------------
Outstanding, September 30, 1996     908,200   745,001       63,335
                                    ==============================

All ISO options were granted with an exercise price equal to or greater than fair market value at the date of grant. During fiscal 1995, compensation of $205,250 was recorded upon the issuance of 50,000 stock options granted to certain directors and 100,000 options granted to an officer/director under the NSO.

The following is a summary of warrants granted, exercised and outstanding for the years ended March 31, 1996 and 1995, and the six month period ended September 30, 1996:

                                                Warrants
                                   -----------------------------------
                                    Number     Exercise   Expiration
                                   of Shares     Price      Date
                                   -----------------------------------
Outstanding, March 31, 1994               -
Issued for June 1994 financing      355,000      $5.00       6/2001
Issued in ELEF, Plc acquisition      12,346      $4.05       5/2004
Issued in ELEF, Plc acquisition      57,655      $5.00       5/2004
Issued in The Diffraction Company
   acquisition                      100,000      $4.05      10/2001
Exercised                            12,346      $4.05
                                    ----------------------------------
Outstanding, March 31, 1995         512,655
Issued in conjunction with the
   Series B financing                85,860      $7.13       1/2003
                                    -------
Outstanding, March 31, 1996         598,515
Issued in conjunction with the
    Series B financing               15,500      $7.13       1/2003
                                    -------
Outstanding, September 30, 1996     614,015
                                    =======

                                    12 of 17

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 1996

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Quarter Ended September 30, 1996
--------------------------------
Revenues for the quarter ended September 30, 1996 were $2,709,787, a 39.5% increase when compared to revenues of $1,942,505 for the quarter ended September 30, 1995. Gross profits for the quarter ended September 30, 1996 increased 42.9% to $1,025,995 compared to $717,580 for the quarter ended September 30, 1995. The gross profit margin of 37.86% increased from 36.94% for the comparable quarter of the prior year. The growth in revenues, gross profits and margins resulted from (1) new customer orders for the Company's specialty enforcement products, primarily for U.S. state motor vehicle entities, (2) continued growth in authenticating security labels, especially for customers involved in sports licensing and pharmaceutical manufacturing, and (3) the first significant orders in the U.S. market for the Company's value-added point-of-purchase products, including a signifi cant order for a major cereal company.

Operating expenses of $873,300 grew 14.9% compared to the prior fiscal year, an increase of $113,024. Compensation increased $53,582 as the Company has added staff primarily to support the Company's efforts in product marketing and manufacturing. It is anticipated that additional staff will be added throughout the balance of the year. Other operating expenses increased $59,442, and included increases in travel expenses of $29,931, marketing of $20,677, and depreciation and amortization of $10,122.

Net income of $180,382 for the quarter ended September 30, 1996 was an increase of $244,464 compared to a loss of $64,082 for the quarter ended September 30, 1995. With the improvement in the Company's liquidity position, all debts, with the exception of some maturing capital leases, were paid off in the prior fiscal year. Interest expense decreased $6,534, and interest earned increased $31,556.

The Company established a new subsidiary, Dimensional Printing Industries, LLC ("DPI"), during the quarter ended September 30, 1996. The Company owns 51% of DPI, but will receive 70% of income or loss during the period that it has an outstanding loan to its co-member in DPI. The income allocable to the 30% minority interest in the quarter ended September 30, 1996, resulted in a reduction in net income of $6,932.

Net income applicable to common stock reflects dividends paid on the Company's Series B stock. Dividends were paid amounting to $149,360 and $294,431 for the quarter and six month periods ended September 30, 1996, respectively.

                                   13 of 17

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)
--------------------------------

Quarter Ended September 30, 1996 (continued)
-------------------------------------------

The Company carries significant net operating losses for U.S. tax reporting purposes and had no U.S. income tax liability. OpSec International also had no current income tax liability for the quarter, or the six month period ended September 30, 1996.

Quarter Ended June 30, 1996
---------------------------

Revenues for the quarter ended June 30, 1996 were $2,326,574, an 11.56% decrease when compared to the revenues of $2,630,564 for the quarter ended June 30, 1995. Sales in OpSec International decreased 23.78% from the level of the prior year, when some large promotional orders were billed. Sales in OpSec U.S. increased 13.12% for the quarter, including some delays in initial shipments in our government products division which are expected to be realized in the balance of the fiscal year.

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

                                   14 of 17

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)
--------------------------------

Quarter Ended June 30, 1996
---------------------------

The Company carries significant net operating losses for U.S. tax reporting purposes and had no U.S. income tax liability. OpSec International also had no current income tax liability for the quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Quarter Ended September 30, 1996
--------------------------------

The Company's current assets position at September 30, 1996 was $6,359,387 or 4.85-to-1 over current liabilities. Working capital surplus was $5,049,850 including a cash position of $3,079,531. The Company's long-term debt consisted of $2,846 of capital leases maturing in fiscal 1998. Total long-term obligations decreased $64,864 during the prior twelve months. The working capital surplus may be used to fund the growth of the Company's operations, including additional facilities and for future acquisitions.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $224,926 and net income was $180,382. This compares to EBITDA and net loss of $19,413 and $(64,082), respectively, in the prior year second quarter.

Quarter Ended June 30, 1996
---------------------------

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

                                   15 of 17

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

21.1 Subsidiaries                       Filed herewith at page 21.1

                                   16 of 17

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         OPTICAL SECURITY GROUP, INC.
                                 (Registrant)



DATED:                                 BY:  /s/Richard H. Bard
                                          -------------------------------------
                                          Richard H. Bard
                                          President and Chief Executive Officer


DATED:                                 BY:  /s/Gerald A. Melfi
                                          -------------------------------------
                                          Gerald A. Melfi
                                          Controller and Principal Accounting
                                           Officer

                                   17 of 17