Form 10QSB
period 1996-12-31
OPTICAL SECURITY GROUP INC
filed 1997-02-19
CIK 843961

                                   CONFORMED

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 1996
                           -----------------

                                      OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ____to___.
Commission File No. 0-17531
                    -------

                         OPTICAL SECURITY GROUP, INC.
             -----------------------------------------------------
             Exact name of Registrant as Specified in its Charter)

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

Yes ___ No___.

                     APPLICABLE ONLY TO CORPORATE ISSUES:

Class of Stock            No. of Shares Outstanding                   Date
--------------            -------------------------                   ----
  Common                          3,501,220                    December 31, 1996

                         Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                   Unaudited


                                                           December 31,
                                                         1996         1995
                                                      -----------------------

Assets
Current Assets:
  Cash                                                $ 1,042,734  $  376,857
  Accounts receivables, less allowance of
    $18,852 and $29,216 at the quarter ended
    December 31, 1996 and 1995, respectively            2,122,457   1,278,350
  Inventory                                             1,176,577     456,179
  Prepaid expenses                                        232,499      91,006
                                                      -----------  ----------
Total current assets                                    4,574,267   2,202,392

Property and equipment, net                               716,447     429,289

Other assets:
  Patents and patent applications, net of
    accumulated amortization of $79,262 and
    $64,681 at the quarter ended December
    31, 1996 and 1995, respectively                       316,159     277,405
  Goodwill, net of accumulated amortization
    of $234,674 and $111,706 at the quarter ended
    December 31, 1996 and 1995, respectively            6,390,723   1,228,799
  License and non-compete agreements, net
    of accumulated amortization of $143,100 and
    $76,646 at the quarter ended December 31, 1996
    and 1995, respectively                                624,334     465,015
  Deposits and other                                      780,881     168,960
                                                      -----------  ----------
Total assets                                          $13,402,811  $4,771,860
                                                      ===========  ==========



                                   - 1 of 18 -

                         Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                   Unaudited

                                                                                       December 31,
                                                                                1996                1995
                                                                           -------------------------------
Liabilities and Stockholders' equity
Current Liabilities:
 Accounts payable                                                          $   636,713          $  589,385
 Accruals and other liabilities                                                979,450             535,775
 Current portion of capital lease obligations                                   13,230              23,093
 Current portion of long-term obligations                                            -             172,581
                                                                           -----------          ----------
Total current liabilities                                                    1,629,393           1,320,834

Deferred tax liability                                                          32,300                   -
Capital lease obligations                                                       13,718              37,079
Long-term obligations                                                        1,000,000              38,842

Commitments

Minority interest in consolidated subsidiary                                    75,278                   -

Stockholders' equity:
 Voting convertible preferred stock, $0.01 par value
  2,500,000 shares authorized; 7,468 Preferred Series B
  shares issued and outstanding at December 31, 1996
  (preference in liquidation $8,140,120) and 400,000
  Series A shares authorized and outstanding at
  December 31, 1995                                                                 75                4000
 Common stock $0.005 par value:
  15,000,000 shares authorized; 3,501,220
  and 3,024,552 shares issued and outstanding
  at December 31, 1996 and 1995, respectively                                   17,506              15,123
 Additional paid-in capital                                                 16,992,245           9,658,267
 Foreign currency translation adjustment                                         2,491              (4,587)
 Accumulated deficit                                                        (6,360,195)         (6,297,698)
                                                                           -----------          ----------
Total stockholders' equity                                                  10,652,122           3,375,105
                                                                           -----------          ----------
Total liabilities and stockholders' equity                                 $13,402,811          $4,771,860
                                                                           ===========          ==========

See accompany notes

                                  - 2 of 18 -

                         Optical Security Group, Inc.
                     Consolidated Statements of Operations
                                   Unaudited

                                                                Three Months Ended                 Nine Months Ended
                                                                    December 31,                      December 31,
                                                                 1996           1995               1996          1995
                                                             -------------------------         ------------------------
Revenues                                                     $3,180,237    $ 2,884,012         $ 8,216,534   $7,457,081
Cost of goods sold                                            2,154,481      2,090,020           5,342,733    5,087,925
                                                             ----------    -----------         -----------   ----------
Gross margin                                                  1,025,756        793,992           2,873,801    2,369,156
Operating expenses:
 Salaries and related costs                                     484,095        388,839           1,376,357    1,227,783
 Depreciation and amortization                                  131,596         63,003             269,620      186,819
 Other operating expenses                                       333,078        281,733             929,390      837,572
                                                             ----------    -----------         -----------   ----------
Total operating expenses                                        948,769        733,575           2,575,367    2,252,174

Income (loss) from operations                                    76,987         60,417             298,434      116,982
Other income (expense):
 Interest expense                                                (3,933)        (7,827)             (8,286)     (61,509)
 Interest income                                                 19,116          1,572              95,750        8,660
 Other income or expense                                          1,151         (5,619)              1,151        7,854
 Foreign currency transaction income                             10,999          6,845               7,417       10,884
                                                             ----------    -----------         -----------   ----------
Income (loss) before minority interest                          104,320         55,388             394,466       82,871

Minority interest in net income of
 consolidated subsidiary                                        (15,416)             -             (22,348)           -
                                                             ----------    -----------         -----------   ----------
Income (loss) before income taxes                                88,904         55,388             372,118       82,871

Income tax expense (benefit)                                          -          7,386                   -       83,956
                                                             ----------    -----------         -----------   ----------
Net income (loss)                                                88,904         48,002             372,118       (1,085)
                                                             ==========    ===========         ===========   ==========
Net income (loss) applicable
 to common stock                                                (13,256)        48,002             (24,473)      (1,085)
                                                             ==========    ===========         ===========   ==========
Net income (loss) per share
 of common stock:
  Primary                                                    $      .00    $       .02         $      (.01)  $      .00
                                                             ==========    ===========         ===========   ==========
  Fully diluted                                                            $       .01
                                                                           ===========

Weighted average number of
 shares outstanding:
  Primary                                                     3,501,220      3,024,552           3,501,220    3,015,990
                                                             ==========    ===========         ===========   ==========
  Fully diluted                                                              4,461,970
                                                                           ===========

See accompanying notes

                                  - 3 of 18 -

                         Optical Security Group, Inc.
                     Consolidated Statements of Cash Flows
                                   Unaudited


                                                                      Three Months Ended              Nine Months Ended
                                                                          December 31,                   December 31,
                                                                       1996        1995               1996         1995
                                                                  ---------- -----------          ----------  ----------
Operating Activities
 Net income (loss)                                                    88,904      48,040             372,118      (1,085)
 Adjustments to reconcile net
  net income (loss) to net cash
  used in operating activities:
   Depreciation and amortization                                     131,596      63,003             269,620     186,819
   Minority interest in consolidated subsidiary                       15,416           -              22,348           -
   Common shares issued for interest                                       -           -                   -      37,500
  Change in operating assets and liabilities:
    Accounts receivable                                             (123,340)    (54,145)           (934,392)     21,658
    Inventory                                                       (582,186)   (152,943)           (754,817)   (114,115)
    Prepaid expenses                                                 (73,287)     (7,899)           (110,700)    (29,688)
    Accounts payable                                               1,051,643    (104,915)          1,177,822    (156,561)
    Accrued liabilities                                             (403,530)    322,316                 880     232,852
    Other liabilities                                                 (1,797)   (101,823)            (12,282)     11,156
    Deposits and other assets and liabilities                       (201,625)   (152,372)           (254,197)    (41,692)
                                                                  ---------- -----------          ----------  ----------
Net cash provided (used) in operating activities                     (98,206)   (140,738)           (223,600)    146,844

Investing activities
Patent application costs                                             (20,631)     (8,154)            (57,304)    (14,036)
Acquisition - OpSec Pasternak & Partner GmbH                      (1,253,449)          -          (1,255,949)          -
Property and equipment                                               (75,481)    (24,476)           (104,250)    (76,170)
Proceeds from disposition of equipment                                     -      22,684                   -      22,684
Licensing agreements                                                       -           -            (195,414)          -
Notes receivable                                                           -           -            (100,000)          -
Organization Costs                                                    (3,788)          -              (8,439)          -
Other intangible assets, net                                        (493,178)       (386)           (494,723)          -
                                                                  ---------- -----------          ----------  ----------
Net cash provided (used) in investing activities                  (1,846,527)    (10,332)         (2,216,079)    (67,522)

Financing activities
Proceeds from issuance of preferred stock, net                             -           -             681,500           -
Issuance costs incurred for preferred stock (Series B)                     -           -                   -    (113,267)
Other offering costs                                                  (2,413)     (9,441)             (2,413)     (9,441)
Payments on notes and capital lease obligations                        9,702     (29,225)            (26,788)    (46,960)
Dividend on preferred stock                                         (102,160)          -            (396,591)          -
                                                                  ---------- -----------          ----------  ----------
Net cash provided (used) by financing activities                     (94,871)    (38,666)            255,708    (169,668)

Effect of exchange rate changes on cash flows                          2,806      (4,909)             (5,119)    (15,822)
                                                                  ---------- -----------          ----------  ----------
Net increase (decrease) in cash                                   (2,036,798)   (194,645)         (2,189,090)   (106,168)
Cash, beginning of period                                          3,079,531     571,502           3,231,823     483,025
                                                                  ---------- -----------          ----------  ----------
Cash, end of period                                               $1,042,733 $   376,857          $1,042,733  $  376,857
                                                                  ========== ===========          ==========  ==========

Supplemental disclosure of non-cash flow activities
 Interest paid                                                         3,933       7,827               8,286      61,509

See accompanying notes

                                  - 4 of 18 -

                         Optical Security Group, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Optical Security Group, Inc. (the "Company"), is a technology company which, through its principal subsidiaries, Optical Security Industries, Inc. ("OpSec U.S."), Optical Security Industries International, Plc ("OpSec International"), Dimensional Printing Industries, LLC ("DPI"), and OpSec Pasternak & Partner Holding, GmbH ("OP&P Holding") which owns 100% of OpSec Pasternak & Partner GmbH ("OP&P") provides products and solutions to businesses and governments for the problems of product tampering and counterfeiting, grey marketing of goods, and illegal document alteration and copying. In addition, the Company provides materials and products for use in decorative packaging and other commercial applications, including holography and dimensional printing for book illustrations and trading cards, and for consumer product promotions. The Company's principal markets are the United States and Western Europe.

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

                                  - 5 of 18 -

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                               December 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND LICENSE AGREEMENTS

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at December 31, 1996 is associated with the acquisition of ELEF, Plc during fiscal year 1995; the acquisition of OP&P effective November 1, 1996; and the increase in ownership (from 51% to 70%) of DPI during the same quarter. Other intangible assets consist primarily of license agreements that provide the Company with royalties from the use and sale of holographic and diffraction patterns by various licensees.

Goodwill associated with the acquisition of ELEF, Plc is being amortized on a straight-line basis over a 20-year life. All other goodwill is being amortized over a 15-year life. License agreements are being amortized over a 10-year life.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued two standards that will be applicable to the Company beginning in fiscal year 1997. Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"), is not expected to have a significant impact on the Company. Statement of Financial Accounting Standard No. 123, Accounting and Disclosure of Stock-Based

                                  - 6 of 18 -

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                               December 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Compensation ("SFAS No. 123"), gives companies the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations.

The Company has elected to continue to follow APB No. 25 for future stock options and stock-based awards.

INCOME (LOSS) PER SHARE OF COMMON STOCK

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stock (net income less preferred dividends) by the weighted average number of common shares outstanding during the period. Common share equivalents were only included in the computation for the quarter ended December 31, 1995, and were excluded from the net loss per share for prior periods and for the nine month period ended December 31, 1996 since their effect would be anti-dilutive. The Series B stock is not considered a common stock equivalent in any period.

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

RECLASSIFICATIONS

Certain amounts in the December 31, 1995 financial statements were reclassified to conform with the December 31, 1996 presentation.

                                  - 7 of 18 -

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                               December 31, 1996

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

Effective November 1, 1996, the Company acquired 100% of the stock of OP&P, a corporation based in Germany. The purchase price, including costs, was approximately $5.1 million, including 466,668 common shares of the Company valued at $2,800,000, a promissory note of $1 million maturing in three years and bearing interest at 6%, with the balance paid in cash. The acquisition resulted in goodwill of approximately $5,035,000. OP&P has been the Company's largest European sales agent.

During the quarter ending December 31, 1996, the Company increased its ownership in DPI from 51% to 70% for $250,000. This amount has been added to goodwill. DPI was formed to bring proprietary technology and a controlled manufacturing process to the Company's lenticular (dimensional printing on lens) business.

At the end of DPI's second full fiscal year, DPI's minority member shall have the right to require the Company to purchase all, but not less than all, of the membership interest held by the minority member. The purchase price shall be four times the average of DPI's annual net cash flow for the eight calendar quarters immediately preceding the exercise date multiplied by the percentage ownership interest held by the minority member. The purchase price shall be paid 50% in cash and 50% by delivery of a promissory note. The note shall bear interest at a commercial bank's prime rate and shall be due in three years from the exercise date.

                                  - 8 of 18 -

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                               December 31, 1996

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

                                                (Note 4)
                                 COMMON        CONVERTIBLE
                                 STOCK            NOTES        TOTAL
                                ---------------------------------------
Hunt Capital Group, L.L.C.      $1,000,000     $  750,000    $1,750,000
Individual investors             1,000,000        500,000     1,500,000
                                ----------     ----------    ----------
                                $ 2,00,000     $1,250,000    $3,250,000
                                ==========     ==========    ==========

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

During fiscal 1995, and again in fiscal 1996, the Company relocated its corporate offices to office buildings owned in part by an officer/director/shareholder. The relocations were required to accommodate the additional staff added and to consolidate operations into one location. Total rents paid to the affiliate of the officer/director/shareholder during the nine month period ended December 31, 1996 and 1995 were $36,118 and $24,000, respectively.

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

                                  - 9 of 18 -

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                               December 31, 1996

5. STOCKHOLDERS' EQUITY

On December 15, 1994, the Articles of Incorporation were amended to increase the authorized capital stock of the Company from 10,000,000 to 15,000,000 shares effective February 28, 1995.

In December 1994, the Company completed a private placement of common stock of the Company. The group of individual investors includes certain officers/directors/shareholders of the Company. The Company received $725,000 in exchange for 199,012 common shares.

In December 1996, the Board of Directors approved the raising of equity through the issuance of common shares to be issued at $6.00 per share. The Company has received commitments for 500,000 common shares and the funding should be completed during the fourth quarter.

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

                                                                     Redemption
                    Date Redeemed                                      Price
--------------------------------------------------------------------------------
  On or after March 30, 1998, but prior to the third
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

                                 - 10 of 18 -

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                               December 31, 1996

5. STOCKHOLDERS' EQUITY (CONTINUED)

The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On December 31, 1996, the cumulative unpaid dividend on the Preferred Series B shares of $102,160 was declared and subsequently paid on January 1, 1997.

In December 1996, the Board of Directors approved a proposal to holders of the Series B Shares to convert their Series B Shares into common stock. Each Series B shareholders will receive 166.67 common shares for each Series B Share converted plus a warrant to purchase on additional common share for each two shares of common stock issued upon conversion of the Series B Shares. The warrants will bear an exercise price of $6.00 per common share and will expire on or before March 31, 2001.

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
                                     ---------
                                     5,925,350
                                     =========

6. STOCK OPTION PLANS AND STOCK WARRANTS

The Company has an Incentive Stock Option Plan ("ISO") under which 2,000,000 shares of common stock were reserved for issuance. Under the ISO plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSO") under which 2,000,000 shares of common stock were reserved for issuance at December 31, 1996.The shares reserved for the ISO and NSO Plans were increased at the annual meeting of shareholders on August 16, 1996.

The following is a summary of stock options granted, exercised and outstanding for the years ended March 31, 1996 and 1995, and the nine month period ended December 31, 1996:



                                 - 11 of 18 -

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                               December 31, 1996

6. STOCK OPTION PLANS AND STOCK WARRANTS (CONTINUED)


                                      Number of Shares
                                      ----------------       OTHER      EXERCISE     EXPIRATION
                                       ISO       NSO        OPTIONS      PRICE          DATE
                                     ----------------------------------------------------------
Outstanding, March 31, 1994          362,667     303,333    88,333    $0.20-$12.50   4/95-9/2000
Options exercised                     46,667           -    20,000    $0.25-$ 1.10
Options canceled                      60,000      53,333     5,000    $0.25-$12.50
Options granted                      468,800     190,000         -    $4.05-$ 5.00   7/94-2/2000
Fractional shares from
reverse split                              -           1         2
                                     -----------------------------
Outstanding, March 31, 1995          724,800     440,001    63,335
Options exercised                     10,000           -         -          $ 4.38
Options canceled                     123,400           -         -    $4.05-$ 5.00
Options granted                      220,000     310,000         -    $4.05-$ 5.75     7/96-3/99
                                     -----------------------------
Outstanding, March 31, 1996          811,400     750,001     3,335
Options exercised                          -           -         -
Options canceled                       3,200       5,000         -    $4.38-$ 5.75     3/97-7/99
Options granted                      469,000     240,878         -    $6.00-$ 6.25  7/97-11/2000
                                     -----------------------------
Outstanding, December 31, 1996     1,277,200     985,879    63,335
                                   ===============================

All ISO options were granted with an exercise price equal to or greater than fair market value at the date of grant. During fiscal 1995, compensation of $205,250 was recorded upon the issuance of 50,000 stock options granted to certain directors and 100,000 options granted to an officer/director under the NSO.

The following is a summary of warrants granted, exercised and outstanding for the years ended March 31, 1996 and 1995, and the nine month period ended December 31, 1996:

                                                       Warrants
                                      ------------------------------------------
                                       Number       Exercise         Expiration
                                      of Shares       Price            Date
                                      ------------------------------------------

Outstanding, March 31, 1994                  -
Issued for June 1994 financing         355,000        $5.00           6/2001
Issued in ELEF, Plc acquisition         12,346        $4.05           5/2004
Issued in ELEF, Plc acquisition         57,655        $5.00           5/2004
Issued in The Diffraction Company
 acquisition                           100,000        $4.05          10/2001
Exercised                               12,346        $4.05
                                      -----------------------------------------
Outstanding, March 31, 1995            512,655
Issued in conjunction with the
 Series B financing                     85,860        $7.13           1/2003
                                      --------
Outstanding, March 31, 1996            598,515
Issued in conjunction with the
  Series B financing                    15,500        $7.13           1/2003
                                      --------
Outstanding, December 31, 1996         614,015
                                      ========

                                 - 12 of 18 -

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                               December 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Quarter Ended December 31, 1996
-------------------------------

Revenues for the quarter ended December 31, 1996 were $3,180,237, a 10.3% increase when compared to revenues of $2,884,012 for the quarter ended December 31, 1995. Gross profits for the quarter ended December 31, 1996 increased 29.2% to $1,025,756 compared to $793,992 for the quarter ended December 31, 1995. The gross profit margin of 32.25% increased from 27.53% for the comparable quarter of the prior year. The growth in revenues, gross profits and margins resulted primarily from two events. On December 10, 1996, the Company closed on the purchase of its largest sales agent based in Duesseldorf, Germany. Also, during the quarter, the Company finalized the formation of DPI, a 70% owned subsidiary to bring proprietary technology and a controlled manufacturing process to our lenticular (dimensional printing on lens) business.

Operating expenses of $948,769 grew 29.3% compared to the prior fiscal year, an increase of $215,194. Compensation increased $95,256 as the Company has added staff primarily to support the Company's efforts in product marketing and manufacturing and through staff additions resulting from acquisitions. It is anticipated that additional staff will be added throughout the balance of the year. Other operating expenses increased $119,938 with depreciation and amortization increasing $68,593 primarily as a result of increased goodwill amortization.

Net income of $88,904 for the quarter ended December 31, 1996 was an increase of $40,902 compared to net income of $48,002 for the quarter ended December 31, 1995. With the Company's healthy liquidity position, all debts, with the exception of some maturing capital leases and newly added acquisition debt, were paid off in the prior fiscal year. Interest expense decreased $3,894, and interest earned increased $19,544.

The Company holds a 70% interest in its newly established subsidiary, DPI. The income allocable to the 30% minority interest in the quarter ended December 31, 1996, resulted in a reduction in net income of $15,416. A loan to a co-member in DPI was cancelled this quarter in exchange for a 19% membership interest.

Net income applicable to common stock reflects dividends paid on the Company's Series B stock. Dividends were paid amounting to $102,160 and $396,591 for the quarter and nine month period ended December 31, 1996, respectively.

The Company carries significant net operating losses for U.S. tax reporting purposes and had no U.S. income tax liability. OpSec International and OP&P also had no current income tax liability for the quarter, or the nine month period ended December 31, 1996.

                                 - 13 of 18 -

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                               December 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

Quarter Ended September 30, 1996
--------------------------------

Revenues for the quarter ended September 30, 1996 were $2,709,787, a 39.5% increase when compared to revenues of $1,942,505 for the quarter ended September 30, 1995. Gross profits for the quarter ended September 30, 1996 increased 42.9% to $1,025,995 compared to $719,580 for the quarter ended September 30, 1995. The gross profit margin of 37.86% increased from 36.94% for the comparable quarter of the prior year. The growth in revenues, gross profits and margins resulted from (1) new customer orders for the Company's specialty enforcement products, primarily for U.S. state motor vehicle entities, (2) continued growth in authenticating security labels, especially for customers involved in sports licensing and pharmaceutical manufacturing, and (3) the first significant orders in the U.S. market for the Company's value-added point-of-purchase products, including a significant order for a major cereal company.

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

                                 - 14 of 18 -

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                               December 31, 1996

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

Operating expenses of $753,297 grew 2.45% compared to the prior fiscal year, an increase of $19,974. Increases in facility costs, professional fees and marketing costs were offset in part by savings in compensation related costs, insurance and travel expenses. Operating expenses are expected to rise as the Company continues to supplement its marketing and sales efforts, and to improve its facilities.

Net income for the quarter ended June 30, 1996 improved $87,901 to $102,896 as compared to $14,995 for the quarter ended June 30, 1995. With the improvement in the Company's liquidity position, all debts, with the exception of some maturing capital leases, were paid off in the prior fiscal year. Interest expense decreased $42,795, and interest earned on cash balances improved $37,990 for the quarter. With the completion of the offering of Series B Shares during the quarter, the quarterly dividend on the Series B Shares of $145,071 exceeded net income, resulting in a net loss applicable to common stock of $42,195.

                                 - 15 of 18 -

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)
                               December 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Quarter Ended December 31, 1996
-------------------------------

The Company's current assets position at December 31, 1996 was $4,574,267, or 2.81-to-1 over current liabilities. Working capital surplus was $2,944,874 including a cash position of $1,042,734. The Company's long term debt consisted of $13,718 of capital leases, and a long term obligation of $1,000,000 issued as consideration in the purchase of OP&P during the quarter. The working capital surplus will be used to fund ongoing operations.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $224,433 and net income was $88,904. This compares to EBITDA and net income of $126,218 and $48,002, in the prior year third quarter.

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

Quarter Ended June 30, 1996
---------------------------

During the quarter ended June 30, 1996, stockholders' equity increased 8.9% to $7,847,704, up from $7,202,659. The Company completed its offering of Series B shares by adding $700,333 to equity, net of issuance costs. The total offering raised $4,519,200, net of issuance costs.

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

                                 - 16 of 18 -

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    None.

(b) One report on Form 8-K reporting the acquisition of OpSec Pasternak & Partner GmbH (item 2), filed on December 24, 1996. The financial statements for such report will be filed by amendment on or about February 21, 1997.

                                 - 17 of 18 -

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         OPTICAL SECURITY GROUP, INC.
                                 (Registrant)



DATED: February 18, 1997          BY: /s/ RICHARD H. BARD

                                  Richard H. Bard
                                  President and Chief Executive Officer


DATED: February 18, 1997          BY: /s/ GERALD A. MELFI

                                  Gerald A. Melfi
                                  Controller and Principal Accounting
                                   Officer

                                 - 18 of 18 -