Form 10KSB
period 1997-03-31
OPTICAL SECURITY GROUP INC
filed 1997-06-27
CIK 843961

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1997.

Commission File No. 0-17531

                          OPTICAL SECURITY GROUP, INC.
                 (Name of small business issuer in its charter)

               COLORADO                                84-1094032
     (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)              Identification No.)

                          535 - 16th Street, Suite 920
                         Denver, Colorado        80202
                    (Address of principal executive offices)

Issuer's telephone number:  (303) 534-4500

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was $13,085,764.

The aggregate market value of the common stock held by non-affiliates of the issuer, 2,638,231 shares of common stock, as of May 30, 1997, was approximately $17,808,059, based on the average of the closing bid and ask prices of the Issuer's common stock as reported on the NASDAQ SmallCap Market System. Shares of voting stock held by each officer and director and each person who owns 5% or more of the outstanding voting stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of June 6, 1997, the issuer had 4,973,952 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Transitional Small Business Disclosure Format (Check one):  YES [ ] NO [X]

Exhibit Index found at page 21.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Optical Security Group, Inc., together with its subsidiaries (the "Company"), is primarily engaged in the business of developing, producing and marketing security labels, foils, and threads and non-security promotional products containing sophisticated, optically variable embossed images and non-security promotional products using its lenticular dimensional printing processes. The Company was incorporated on August 4, 1988, as a Colorado corporation under the name TSL Incorporated. The Company's name was changed to Optical Security Group, Inc. on December 15, 1994.

     On May 1, 1994, the Company acquired ELEF Plc, a United Kingdom corporation, engaged in the design and production of holographic images and products. ELEF Plc is now known as Optical Security Industries International, Plc ("OpSec International").

     On October 26, 1994, the Company acquired substantially all of the assets of The Diffraction Company, a private Maryland corporation engaged in the manufacture of diffraction patterns and embossed holographic foils, labels, and laminates. The business is now carried out under Optical Security Industries, Inc. ("OpSec U.S.").

     On September 12, 1996, the Company formed Dimensional Printing Industries, LLC ("DPI LLC") to manufacture dimensional printed products. The Company initially owned 51% of the membership interests in DPI LLC. Prior to this fiscal year ended March 31, 1997, the Company purchased the other 49% membership interests in two transactions. Subsequent to the fiscal year end, the Company liquidated DPI LLC and contributed its assets to Dimensional Printing Industries, Inc. ("DPI Inc.), a newly formed Colorado corporation. The Company is the 100% owner of DPI Inc.

     Effective November 1, 1996, the Company acquired OpSec Pasternak & Partners GmbH, a private company organized under the laws of Germany ("OP&P") engaged in the distribution of value added packaging and point-of-sale material, including holographic and lenticular products, in Europe and the Company's European sales agent. Subsequently, OP&P was converted into OpSec Pasternak & Partner GmbH & Co. KG, a German limited partnership, of which OpSec Pasternak & Partner Holding GmbH ("OP&P Holding") is the general partner. (See also CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

     On April 30, 1997, the Company purchased a manufacturing and office facility located in Parkton, Maryland (the "Parkton Facility"). The Parkton Facility consists of nine acres. The Company has commenced improvements on the Parkton Facility including a 10,000 square foot addition. The Company intends to move its manufacturing facilities from its Sparks, Maryland location to the Parkton Facilities.

BUSINESS OF ISSUER

Products and Markets.  The Company's products incorporate the Company's optical
--------------------
imaging technology and proprietary methods and know-how. In general, the Company markets its products to governments and private industry as security devices for product and document protection, or as enhancements and/or promotional devices for the consumer packaging industry or publishing industry.

     Specialty Enforcement/Government Products. The Company's specialty enforcement/government products are used by state and federal governments to authenticate government documents, licenses, and permits. These products reduce the problems of unauthorized issuance, counterfeiting and alteration by (a) protecting the data field with a surface to which writing cannot adhere ("write resist tape or over-laminate"); (b) using a holographic foil strip that will not reproduce in conventional copying machine; and (c) protecting against unwanted alteration of the data field using "fiber-tear" adhesives that destroy the document if subjected to tampering.

     Authenticating Products. The Company develops, produces, and sells security labels, threads, and hot-stamping foils, which include sophisticated optically variable embossed images for authentication of branded products and documents of value. These security devices are difficult or impossible to copy or duplicate and may include tamper-evident features. Documents and products utilizing these security devices are thus protected against counterfeiting, alteration, tampering and diversion. Applications include (a) security over-laminates for documents of value; (b) security foils on credit cards, event tickets, and checks; and (c) security labels and tags for licensed products, spirits, software, pharmaceuticals, component parts, and other products subject to counterfeiting.

     Value-Added/Promotional Products. The Company uses its embossed holography and lenticular dimensional printing technology to produce products for on-package product promotions, point of sale displays, packaging enhancements, trading cards, illustrations for children's books, and other commercial non-security uses.

Distribution Methods.  The Company has sales offices in Denver, Colorado,
--------------------
Hampshire, England, and Dusseldorf, Germany. The Company also distributes its products using independent marketing agents and distributors in the United States and throughout Western Europe and in parts of Eastern Europe, South America, and Asia. The Company also sells its secured temporary registration permits in the United States through the American Association of Motor Vehicle Administrators ("AAMVA").

Marketing Agreements.  The Company has a non-exclusive license to sell
---------------------
ALPHA.DOT(R) security threads and microdots in North and South America from Alphadot Technologies, Inc. based in Spokane, Washington. Alphadot Technologies, Inc. is currently in bankruptcy proceedings.

Competitive Positioning and Methods of Competition.  The Company is careful in
--------------------------------------------------
selecting market segments to exploit which are particularly receptive to the Company's unique technology. This approach helps the Company operate in a highly competitive environment in direct competition with businesses that are larger, more well established, and have greater resources. The Company's ability to compete depends upon correct market segment choices, product effectiveness, market acceptance, cost, market approach, and product exposure.

Sources of Raw Materials.  The Company has numerous sources for raw materials.
------------------------
Key suppliers include FLEXcon, Astor Universal, L.G. Kurz, WEB Technologies, Adchem Corp., Holopak, Inc., and Rexham Extrusions. Adams-McClure, Inc. is the exclusive printer of the Company's lenticular products in the United States.

Significant Customers.  The Company does not depend on any single customer, or
---------------------
group of customers, for a significant part of its revenue.

Patents, Trademarks, Licenses and Other Legal Agreements.  The Company owns
--------------------------------------------------------
eight U.S. patents of which two are related to security technology and six are related to tamper-evident technology. The Company has nine U.S. patents pending related to security technology. The Company has eight foreign filings relating to U.S. patents of which four have been issued. The Company's first patent will expire in 2007. The Company also holds copyrights on 53 of its diffraction and holographic security patterns and has applied for copyright protection on an additional 8 diffraction and holographic security patterns.

Government Regulation and Approval.  No government approval is necessary to
----------------------------------
offer the Company's principal products or services.

Research and Development.  The Company has been involved in research and
------------------------
development for a number of different technologies and products. The Company believes that it will continue to expend funds for research and development activities in order to improve and broaden the Company's technologies.

Cost of Compliance With Environmental Laws.  The Company's production facilities
------------------------------------------
generate minimal non-toxic waste, which is disposed of in the manner prescribed by applicable law. The Company also uses independent testing laboratories or the laboratories of its development partners for research and development, and these laboratories are responsible for environmental compliance.

Employees.  As of March 31, 1997, the Company employed 53 employees full-time,
---------
and 4 employees part time. The Company has employment contracts with various management personnel. See Item 10, Executive Compensation.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's facilities are as follows:

Location                                       Use
--------                                       ---

535 16th Street                                Optical Security Group, Inc.
Suite 920                                      Corporate Office
Denver, Colorado  80202

Highview Business Center                       OpSec International
High Street                                    International sales office
Bordon Hampshire GU35 OAX
UNITED KINGDOM

Bismarckstrasse 120                            OpSec Pasternak & Partner GmbH
D-47799 Krefeld                                Co. KG/International sales office
GERMANY

2202 North Lakewood                            OpSec U.S.
Chicago, Illinois  60614                       U.S. sales office

535 16th St., Suite 810                        OpSec U.S.
Denver, Colorado  80202                        U.S. sales office
                                               DPI Inc.
                                               Administrative and sales office

38 Loveton Circle                              OpSec U.S.
Sparks, Maryland 21152                         Manufacturing facilities

Unit 4 Gelders Hall Road                       OpSec International
Shepshed Leicestershire                        Manufacturing facilities
LE12 9NH
UNITED KINGDOM

21132 Old York Road                            OpSec U.S.
Parkton, Maryland                              Manufacturing facilities

     Except for the Parkton Facility, all of the facilities are leased. The Parkton Facility was purchased on April 30, 1997, and was financed in part by the Company's line-of-credit with Mercantile-Safe Deposit and Trust Company ("Mercantile"). The Company intends to replace such financing with tax-exempt industrial development bond financing by the end of June 1997. The line-of-credit is secured by the Company's assets including the Parkton Facility. (See also MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION-Liquidity and Capital Resources.) The Company has commenced improvements to the Parkton Facility including a 10,000 square foot addition.

     The facilities located at 535 16th Street, Suites 920 and 810, are leased from a corporation of which Mr. Richard H. Bard is an officer and shareholder.

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

                                    PART II

FORWARD LOOKING STATEMENTS

To the extent that financial information and management's discussion and analysis of financial condition and results of operations contain forward-looking statements, such statements involve risks and uncertainties which could cause the Company's actual results to differ materially from the anticipated results discussed herein. Factors that might cause such a difference include, but are not limited to, changes in demand for the Company's products and services, changes in the level of operating expenses, competitive conditions and product supply. Recipients of this document are cautioned not to place undue reliance on the forward-looking statements made herein.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ SmallCap Market System under the symbol "OPSC." The high and low closing bid quotations on the common stock for the past two fiscal years, as reported by the National Quotation Bureau Incorporated, are listed in the table set forth below. The quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

     Year Ended March 31, 1997        High    Low
     -------------------------        -----  -----

     First Quarter ended 06/30/96     $6.25  $5.75
     Second Quarter ended 09/30/96    $6.12  $5.62
     Third Quarter ended 12/31/96     $6.07  $5.62
     Fourth Quarter ended 03/31/97    $8.00  $5.50

     Year Ended March 31, 1996        High   Low
     -------------------------        -----  -----

     First Quarter ended 06/30/95     $4.00  $2.00
     Second Quarter ended 09/30/95    $6.00  $2.00
     Third Quarter ended 12/31/95     $7.00  $5.00
     Fourth Quarter ended 03/31/96    $6.87  $5.87

     As of June 6, 1997, there were 896 holders of record and approximately 1020 beneficial holders of the Company's common stock.

     The Company has not paid any dividends on its common stock during the last two fiscal years. Pursuant to the terms of its Series B 8% Cumulative Convertible Exchangeable Preferred Voting Stock ("Series B Shares"), no dividends or other payments can be declared and paid on the Company's common stock unless the Company also declares and pays to the holders of Series B Shares dividends on the shares of common stock issuable upon conversion of the Series B Shares and unless there are no accrued and unpaid dividends on the Series B Shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussions should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 1997.
--------------------------------

     Revenues increased 46.1% to $13,085,764, mostly the result of new security-related customers and the expansion into North America with the Company's lenticular product offerings. Significant growth in sales occurred in security product sales in the late third quarter and fourth quarter as the Company began delivering security foils to American Express Travel Services to be applied to its travelers' cheques; and, the National Football League began a program for the Company to supply licensees with authenticating labels and garment tags. In the specialty printing (lenticular) business, the Company decided in the third quarter to acquire the capability to produce dimensional printing products. Previously, the Company was an agent of Optigraphics, a division of Pinnacle Brands, Inc., with a limited license to sell similar products in Western Europe. As a result of the Company's production capabilities, significant new accounts in the third and fourth quarter were added In North America, including General Mills and Kelloggs.

     Gross profit margins were slightly higher than the prior fiscal year and generally represent the mix of business of the Company. This includes patented and proprietary products with higher margins and commodity and promotional products, typically with lesser margins. The acquisition of the Company's agent in Germany, OP&P, during the third quarter helped the Company improve its margin on those sales delivered directly to the customers as a result of the acquisition. Gross margins were adversely affected by the inefficiencies in the start-up of lenticular product manufacturing.

     Operating expenses increased $1,134,212 to $4,052,331. Salaries and related costs increased $371,864, including significant additions as a result of the acquisition of OP&P and the start-up of lenticular product manufacturing. Depreciation and amortization expenses increased to $519,109 from $242,453 in the prior year. Other operating expenses increased $485,692, primarily the result of increased travel, marketing and administrative expenses.

     The Company had net interest income of $75,277 compared to net interest expense of $38,956 in the prior year. The improvement was due to higher levels of invested cash which was mostly the result of the Company's sale of Series B Shares just prior to the fiscal year. Dividends on Series B Shares amounted to $431,649, compared to $41,803 in the prior fiscal year. While the Company had no

United States federal income tax payable, the net tax expense of $36,189 resulted from trade and earnings taxes payable from its international operations.

Fiscal Year Ended March 31, 1996.
--------------------------------

     Revenues for the year ended March 31, 1996, increased to $8,953,740, a 144.9% increase over revenues of $3,656,432 for the year ended March 31, 1995. Fiscal 1996 represented the first year that consolidated operations included the full year results of operations for the two businesses (ELEF, Plc and The Diffraction Company) acquired in the prior fiscal year. Sales grew 122.7% in the United Kingdom subsidiary (owned 11 months in fiscal 1995) and 329.6% for the Maryland subsidiary (owned five months in fiscal 1995). The Company experienced significant growth in its U.S. sales of secure temporary vehicle permits and its European sales of commercial holography and dimensional printing (lenticular products).

     Gross profits for the year ended March 31, 1996, increased 58.5% to $2,908,646 as compared to $1,834,992 for the year ended March 31, 1995. The gross profit margin for the current fiscal year of 32.49% declined from the prior year margin of 50.19%. This decline in the gross profit margin reflects a change in the mix of business, with the growth of lenticular sales contributing lower margins than other business segments. The Company is maintaining its historic margins on its base security business and in those sales categories protected by patents or proprietary technology.

     Operating expenses of $2,918,119 grew 5.4% compared to the prior fiscal year. Full year operating expenses in the operating subsidiaries were $529,793 higher than in the prior year; however, because of a decrease in corporate overhead of $380,271, total expenses grew by only $149,522. Included in these operating costs is the full year amortization of $121,225 for license agreements and goodwill, an increase of $23,929 over the prior year's amortization. Salaries and related costs increased $60,235 over the prior fiscal year. This represents real growth of $265,485, adjusting for the prior year's non-cash and one-time compensation costs of $205,250 relating to option grants. Most of the growth in compensation base resulted from the inclusion of a full year's operations for the operating subsidiaries, and less significantly, general wage or staff increases.

     At the end of the fiscal year ended March 31, 1996, the Company had 45 employees, a decrease of one from the 46 employees at the end of the prior fiscal year. Of this total, 8 employees are based in the corporate office, 19 employees in the United Kingdom, and 18 employees in Maryland.

     Interest expenses declined 61% over the prior fiscal year, a decrease of $102,670. The decrease in interest expense is the result of two major events that occurred during this fiscal year. The first was the exchange of 12% convertible debt of $1.25 million into preferred stock of the Company after one quarter, which reduced interest expense which would have been incurred by $112,500. The second was the issuance of additional preferred shares during the fourth quarter of fiscal 1996, which netted sufficient funds to pay off all remaining debt with the exception of maturing capital leases.

     The Company carries substantial net operating losses for U.S. tax reporting purposes and had no U.S. income tax liability. The United Kingdom subsidiary had no current income tax liability for the fiscal year ended March 31, 1996, and reported a tax benefit of $50,697, which represents a recovery of a portion of foreign taxes accrued in the prior fiscal year of $82,995, less a deferred tax liability of $32,300.

LIQUIDITY AND CAPITAL RESOURCES.

Fiscal Year Ended March 31, 1997.
--------------------------------

     During the year ended March 31, 1997, the Company raised $3,128,268, net of offering costs from the issuance of common stock, and $679,086, net of offering costs from the issuance of 775 Series B Shares. The funds were used to rebuild working capital used to finance the German acquisition and the start-up of DPI Inc. Such funds may also be used to expand facilities and for future acquisitions. Total stockholders' equity increased 91.1% to $13,767,285, up from $7,202,659.

     The Company's working capital position at March 31, 1997, was $5,092,557, resulting in a current ratio of 2.27-to-1. Included in this working capital surplus was a cash position of $2,064,088. The Company's long-term debt consisted of $6,507 of capital lease obligations.

     The Company reported operating income of $291,509 and net income of $345,180 for the year ended March 31, 1997. Excluding the non-cash expenses of $519,109 for depreciation and amortization, operating income was $810,618 and net income was $864,289 for the fiscal year.

     Subsequent to the year end, the Company negotiated a $2 million revolving line of credit with Mercantile. The credit facility is secured by the assets of the Company. The Company intends to use such credit facility to finance inventories and trade supplies. The credit facility was also used as bridge financing to purchase the Parkton Facility. The Company intends to replace such financing and has received from Mercantile a commitment for permanent financing for the Parkton Facility. The commitment is for $1,235,000 with the loan structured in the form of Industrial Development Bonds ("IDB"). The IDB will also be used to finance improvements to the Parkton Facility. Closing on the bond financing is anticipated to occur in June 1997. The revolving line and IDB will be cross collateralized and cross defaulted.

 Fiscal Year Ended March 31, 1996.
 --------------------------------

     During the year ended March 31, 1996, the Company raised $3,811,950 net of offering costs from the issuance of Series B Shares. The funds from the preferred stock offering were used to reduce debt and improve working capital. Such funds may also be used to expand facilities and for future acquisitions. Total stockholders' equity increased 236.3% to $7,202,659, up from $2,141,856. In April 1996, the Company raised $679,086 from the issuance of additional Series B Shares. In addition, the Company issued Series B Shares in exchange for $1,210,258 of convertible debt.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     Directors, executive officers, and significant employees of the Company, as of June 16, 1997, are as follows:

     Name                       Age  Position
     ----                       ---  --------

     Richard H. Bard             49  Chairman of the Board, Chief
                                     Executive Officer, and
                                     President

     Yoram Curiel                56  Director

     Edward Dietrich             45  Senior Vice President - Sales

     Catherine M. Gotwalt        41  Secretary

     Martin T. Hart              61  Director

     J. R. Holland, Jr.          53  Director

     Richard D. Lamm             61  Director

     Gerald A. Melfi             47  Chief Accounting and Principal
                                     Financial Officer and Treasurer

     Bruce I. Raben              43  Director

     Mark T. Turnage             37  Vice President and Managing
                                     Director of OpSec International

     Frank M. Vrechek            53  Executive Vice President

RICHARD H. BARD has been a director and chief executive officer of the Company
since September 1993.   He was elected  president in April 1994, and chairman of
the board in April 1995. Mr. Bard served as treasurer from September 1993 to December 1994. Effective July 1, 1997, Mr. Turnage will assume the duties of president. Mr. Bard is also the chief executive officer of Bard & Co., Inc., a diversified investment management company. Mr. Bard is also a director of Polymedica Industries, Inc. and VanStar Corporation, formerly known as Computerland Corporation.

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

EDWARD DIETRICH serves as senior vice president of sales. From August 1994 until October 1996, Mr. Dietrich served as vice president-sales of OpSec U.S. Effective July 1, 1997, Mr. Dietrich will also assume the duties of president and chief operating officer of OpSec U.S. Mr. Dietrich was employed with American Bank Note Holographics, Inc. from February 1992 until August 1994 as the director of sales and marketing/government markets.

CATHERINE M. GOTWALT serves as the corporate secretary. She has served in this capacity since 1989.

MARTIN T. HART has been a director since December 1993. He serves as the chairman of the Compensation Committee and as a member of the Audit Committee and Nominating Committee. Mr. Hart is a Denver-based businessman and investor. He is also a director of Schuler Homes, Inc., PJ America, Inc. and PNB Financial Group, the holding company for Pacific National Bank, and a trustee of MassMutual Corporate Investors and MassMutual Participation Investors.

J. R. HOLLAND, JR. has been a director since July 1994 and serves as chairman of the Audit Committee. He is also a member of the Nominating Committee. Since 1991, he has been the manager, president, and chief executive officer of Hunt Capital Group, L.L.C. and president and chief executive officer of Unity Hunt, Inc., companies based in Dallas, Texas. He is a director of Heartland Wireless Communications, Inc., Wireless One, Inc., and TNP Enterprises, Inc.

RICHARD D. LAMM has been a director since December 1993 and serves on the Audit Committee. He previously served as a director from 1989 through 1992. Since 1987, Mr. Lamm has been a university professor and director of the Center for Public Policy and Contemporary issues at the University of Denver. Mr. Lamm served as the governor of the state of Colorado from 1975 until 1987.

GERALD A. MELFI serves as the Company's chief accounting and principal financial officer and treasurer. Mr. Melfi also is employed as the chief financial officer for Bard & Co., Inc., a diversified investment management company.

BRUCE I. RABEN has been a director since February 1995. He serves as chairperson of the Nominating Committee and is a member of the Compensation Committee. Since February 1996, Mr. Raben has been the managing director of CIBC Wood Gundy Securities Corp. in Los Angeles. From March 1990 until January 1996, he served as the executive vice president and director of corporate finance at Jefferies & Company, Inc., an investment banking firm. He is also a director of Equity Marketing, Inc. and Terex Corporation.

MARK T. TURNAGE serves as Managing Director of OpSec International and since October 1996 has also served as vice president. From July 1994 until November 1995, Mr. Turnage served as vice president-corporate affairs. Effective July 1, 1997, Mr. Turnage will assume the duties of president and chief operating officer. From 1991 to 1994, Mr. Turnage practiced law with the firm of Davis, Graham & Stubbs in Denver, Colorado.

FRANK M. VRECHEK has served as executive vice president since October 23, 1996. From July 1, 1996 to October 23, 1996, he served as senior vice president. From 1979 until its sale in 1995, Mr. Vrechek owned and operated a private company which supplied premium products for United States consumer sales promotion markets.

There are no family relationships among the Company's directors or executive officers. The directors of the Company serve in such capacity until the next annual meeting of the Company's shareholders. Committee members are appointed by the board of directors to serve a one year term or until their successors have been elected. Messrs. Bard and Curiel have employment agreements with the Company. The Company's other officers serve at the discretion of the Company's board of directors.

     To the Company's knowledge, none of the above listed individuals has been involved in legal proceedings during the last five years that are material to an evaluation of the ability or integrity of any director, executive officer, promoter or control person.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company believes that, other than as disclosed below, during the fiscal year ended March 31, 1997, its directors, officers and greater than 10% beneficial owners have complied with all filing requirements under Section 16(a) of the Exchange Act.

     Mr. Holland failed to timely file one report, reporting the acquisition of stock options. Hunt Capital Group, L.L.C. failed to timely file one report, reporting the conversion of Series B Preferred Stock for shares of common stock.

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth in summary form the compensation received during each of the Company's last three completed fiscal years by the chief executive officer of the company (such officer referred to as the "Named Executive Officer"). During the fiscal year ended March 31, 1997, no other executive officer received in salary and bonus an amount exceeding $100,000. All reference to shares of common stock and stock prices have been adjusted to reflect the five-to-one reverse stock split effective February 28, 1995.

                          SUMMARY COMPENSATION TABLE


                                      Annual Compensation   Long-Term
                                      -------------------  Compensation
                                                             Awards
                                                           ------------  All Other
                               Fiscal                        Options      Compen-
       Name                     Year    Salary     Bonus     Granted      sation
       ----                    ------ ----------  -------  ------------  ---------

Richard H. Bard                 1997    $150,000      -       342,878          -
Chief Executive Officer         1996    $125,000      -       300,000          -
since 9/17/93 and               1995    $125,000      -       300,000   $121,250(1)
President since 4/1/94

-----------------

(1) This amount represents a grant of options to purchase 100,000 shares of common stock under the Nonqualified Stock Option Plan at an exercise price of $2.85 per share (70% of market value at time of issue). Compensation was recognized for the difference between the exercise price and the market value at the time of grant.


Stock Options
-------------

     The following table sets forth information concerning stock options granted during the fiscal year ended March 31, 1997, to the Named Executive Officer. Each option represents the right to purchase one share of the Company's common stock.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS


                                  % of Total
                    Number of      Options
                    Securities    Granted to   Exercise
                    Underlying    Employees    or Base
                      Options     in Fiscal     Price     Expiration
Name                  Granted       Year        ($/Sh)       Date
----                ----------    ----------   ---------  ----------

Richard H. Bard     105,614(1)        13%       $6.00     10/22/01
                     90,264(1)        11%       $6.50     12/16/01
                    147,000(1)        10%       $7.63     03/26/02
-----------------

(1) Issued under the Nonqualified Stock Option Plan. The options vested on October 23, 1996, December 17, 1996 and March 27, 1997.

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended March 31, 1997, for the Named Executive Officer and the fiscal year-end value of all unexercised in-the-money options (regardless of when granted) held by such person.


                AGGREGATED OPTION/EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION/VALUES

                                                                  Value of Unexercised
                  Number of                      Number of        In-the-Money
                  Shares Acquired  Dollar Value  Unexercised      Options at
     Name         On Exercise      Realized      Options          Fiscal Year End
     ----         ---------------  ------------  -----------      --------------------
                                                 Exercisable/     Exercisable/
                                                 Unexercisable    Unexercisable

Richard H. Bard          -             -         976,212/66,667   $2,384,859/$211,331

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

     There were no awards made to the Named Executive Officer under any long-term incentive plans.

REPRICED OPTIONS

     In the fiscal year ended March 31, 1997, there were no actions taken regarding the repricing of options relating to Executive Officer Compensation.

EMPLOYEE PENSION, PROFIT SHARING OR OTHER RETIREMENT PLANS

     The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.

COMPENSATION OF DIRECTORS

     Standard Arrangements.  Effective July 1, 1997, outside directors are
     ---------------------
entitled to receive a director's fee of $1,000 per attendance at all regular meetings on the board of directors. Additionally, directors serving as committee members are entitled to receive a fee of $500 per attendance at each regularly scheduled committee meeting.

     Other Arrangements.  During the year ended March 31, 1997, the Company
     ------------------
granted stock options to three non-officer directors under the Company's Nonqualified Stock Option Plan, as follows:

                    OPTIONS GRANTED TO NON-OFFICER DIRECTORS
                      IN FISCAL YEAR ENDED MARCH 31, 1997

                      Number of           Market Price
                      Options   Exercise  on Date of    Expiration
Name                  Granted   Price     Grant         Date
----                  -------   -----     ------------  ----------

Martin T. Hart          15,000     $6.00      $5.62       10/22/01
J.R. Holland, Jr.       15,000     $6.00      $5.62       10/22/01
Bruce I. Raben          15,000     $6.00      $5.62       10/22/01

EMPLOYMENT CONTRACTS

     Mr. Richard H. Bard, the Company's chief executive officer and president, is in the second year of a three-year employment contract. Mr. Bard's
employment contract terminates March 31, 1999.   The employment contract
provides for a salary of $150,000 for the first year, $175,000 for the second year, and $200,000 for the third year. Mr. Bard is also entitled to bonuses in such amount as the board of directors may determine. Additionally, Mr. Bard is entitled to grants of additional options during the term of the contract in an amount sufficient to maintain Mr. Bard's percentage beneficial ownership of the Company's common stock as of December 31, 1995, less common stock Mr. Bard sells or otherwise disposes of after that date. If the Company is sold or merged into another company prior to March 31, 2000, Mr. Bard is entitled to a stock bonus of 250,000 shares of common stock. In addition to benefits available generally to other Company employees, Mr. Bard is entitled to a $500 per month automobile allowance and reimbursement of expenses incurred on behalf of the Company. If the Company terminates Mr. Bard's employment prior to the expiration of the contract, Mr. Bard is entitled to a buyout at 150% of the value of the contract
at the time of termination.   During the fiscal year ended March 31, 1997, no
bonus was granted to Mr. Bard; however, pursuant to the terms of his employment contract, Mr. Bard was issued options to purchase a total of 342,878 shares of common stock. [See EXECUTIVE COMPENSATION -Stock Options.]

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of June 4, 1997, the number of and percentage of outstanding shares of the Company's common stock, beneficially owned by (a) all directors and nominees, naming them, (b) the named executive officer, (c) the directors and executive officers of the Company as a group, without naming them, and (d) persons or groups known by the Company to own beneficially 5% or more of the common stock:

NAME AND ADDRESS OF                  AMOUNT AND NATURE OF   TITLE     PERCENT
BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP  OF CLASS  OF CLASS
----------------                     --------------------  --------  ---------

Richard H. Bard                            1,691,677/(1)/  Common       27.85%
535 16th Street, Suite 920
Denver, CO 80206

Yoram Curiel                                 387,135/(2)/  Common        7.54%
535 16th Street, Suite 920
Denver, CO 80206

Martin T. Hart                               242,148/(3)/  Common        4.79%
875 Race Street
Denver, CO  80206

J.R. Holland, Jr.                          15,000/(4)(5)/  Common       00.30%
4000 Thanksgiving Tower
1601 Elm Street
Dallas, TX  75201

Hunt Capital Group, L.L.C.                838,929/(5)(6)/  Common       15.85%
4000 Thanksgiving Tower
1601 Elm Street
Dallas, TX  75201

Richard D. Lamm                               71,583/(7)/  Common        1.43%
c/o University of Denver
2301 S. Gaylord St., 2nd Fl
Denver, CO  80208

Gudrun Pasternak/                            466,668/(8)/  Common        9.38%
Hans M. Andresen
Bismarckstrasse 120, Krefeld
Germany

Philena Enterprises, Inc./                   299,134/(9)/  Common        8.60%
Mark Bar
P. O. Box 6246, Denver, CO  80206

Bruce I. Raben                               58,346/(10)/  Common        1.16%
Suite 2340
1999 Avenue of The Stars
Los Angeles, CA 90067

All executive officers                    2,599,035/(11)/  Common       39.85%
and directors as a group
(11 persons)

_______________________

(1) Includes 150,000 shares held by Richard H. Bard, IRA, and 20,000 shares held as custodian for a minor child. In addition, includes the right to acquire, currently or within 60 days, 1,099,212 shares of common stock.

(2) Includes 15,534 shares held by Mr. Curiel's spouse and 65,392 shares held by Dynagroup International, Inc., an affiliate of Mr. Curiel. In addition, includes the right to acquire, currently or within 60 days, 163,334 shares of common stock.

(3) Includes the right to acquire, currently or within 60 days, 79,000 shares of common stock.

(4) Includes the right to acquire, currently or within 60 days, 15,000 shares of common stock.

(5) Mr. Holland is the manager and president of Hunt Capital Group, L.L.C. Mr. Holland has no ownership interest in Hunt Capital Group, L.L.C. and disclaims beneficial ownership of the shares held by Hunt Capital Group, L.L.C.

(6) Includes the right to acquire, currently or within 60 days, 320,000 shares of common stock.

(7) Includes 9,470 shares held as trustee for his children and 10,200 shares held by his spouse. In addition, includes the right to acquire, currently or within 60 days, 25,000 shares of common stock.

(8) Gudrun Pasternak and Hans M. Andresen are husband and wife and each own 233,334 shares of common stock. Ms. Pasternak disclaims beneficial ownership of the shares held by Ms. Andresen. Mr. Andresen disclaims beneficial ownership of the shares held by Ms. Pasternak.

(9) Mr. Bar is the president of Philena Enterprises, Inc. and for purposes of calculating the percentage of beneficial owner, the shares held by Philena Enterprises, Inc. and Mr. Bar have been aggregated.

(10) Includes 6,000 shares held by Mr. Raben's spouse. Mr. Raben disclaims any beneficial interest in these shares. In addition, includes the right to acquire, currently or within 60 days, 40,000 shares of common stock.

(11) Includes the right to acquire, currently or within 60 days, 1,548,045 shares of common stock.


     As of June 4, 1997, the Company also had outstanding 1,793 Series B, In connection with the Company's early conversion incentive offer, the holders of 5,675 Series B Shares converted their Series B Shares into 945,833 shares of common stock. In connection with such conversions, the Company issued warrants to purchase 472,916 shares of common stock. (See Notes to Consolidated Financial Statements--Note 4.)

     The holders of the Series B Shares are entitled to one vote for each share of common stock issuable upon conversion of the Series B Shares on all matters to which holders of the common stock are entitled to vote. In addition, under Colorado law, the holders are entitled to vote on certain matters, including matters effecting the rights of the Series B Shares, as a class. No director or executive officer owns beneficially any Series B Shares. The following table sets forth the number of and percentage of outstanding Series B Shares beneficially owned by any person or groups known to the Company to own beneficially 5% or more of the Series B Shares.

NAME AND ADDRESS OF          AMOUNT AND NATURE OF  TITLE      PERCENT
BENEFICIAL OWNER             BENEFICIAL OWNERSHIP  OF CLASS   OF CLASS
---------------------------  --------------------  ---------  ---------

Bank J. Vontobel & Co. AG         115              Series B     6.41%
Bahnhof STR 3                                      Preferred
8022 Zurich
Switzerland

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following outlines certain relationships and related transactions during the fiscal years ended March 31, 1997, and March 31, 1996.

     Effective March 27, 1997, the Company completed a private offering of 526,899 shares of common stock. The purchase price of such shares was $6.00 per share. The purchasers of the shares were granted certain registration rights. In the offering, Mr. Bard and Mr. Lamm together with his spouse, purchased 16,866 and 12,000 shares of common stock for a purchase price of $101,200 and $72,000, respectively.

     On December 16, 1996, the Company completed the purchase of all the shares of OP&P. The purchase was effective as of November 1, 1996. Such shares were held by Ms. Gudrun Pasternak and Mr. Hans M. Andresen. OP&P was a European distributor of value-added packaging and point of sale material, including lenticular and holographic products, authentication products, and security materials and acted as the Company's European sales agent. The purchase price for the stock was approximately U.S. $5,000,000 payable U.S. $1,200,000 in cash, promissory notes aggregating U.S. $1,000,000, and the issuance of 466,668 unregistered shares of the Company's common stock, valued for the purposes of the transaction at $2,800,000. In addition, in connection with the acquisition, Ms. Pasternak & Mr. Andresen entered into three-year employment agreements with OP&P. Such agreements provide for an annual salary of DM 100.000, from November 1, 1996, through October 31, 1997, DM 150.000 from November 1, 1997, through October 31, 1998, and DM 200.000 from November 1, 1998, through October 31, 1999 (approximately, U.S. $58,000, $87,000, and $116,000 based on the current exchange rate) for each Ms. Pasternak and Mr. Andresen.

     On June 29, 1994, pursuant to investment agreements with the Company, Hunt Capital Group, L.L.C. ("Hunt") and Mr. Bard, loaned the Company $750,000 and $500,000, respectively. Such loans were reflected by convertible promissory notes (the "Notes") due July 1, 2001. The Notes were secured by a pledge of the stock of OpSec International and the Company's patents (the "Note Security").

Hunt also purchased 246,914 shares of common stock and a warrant to purchase an additional 200,000 shares of common stock at an exercise price of $5.00 per share for a purchase price of $1,000,000. Mr. Bard also purchased 53,087 shares of common stock and a warrant to purchase an additional 43,000 shares of common stock at an exercise price of $5.00 per share for a purchase price of $215,000.

     Effective July 1, 1995, the Notes were canceled and Note Security terminated in exchange for the issuance of 240,000 and 160,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Shares"). (Such exchange hereinafter referred to as the "First Exchange.") The Series A Shares were entitled to quarterly dividends beginning with the quarter ended September 30, 1996. The dividend rate was on a sliding scale beginning at a rate of 14.60%, increasing 2% a year for the next four years, and 3% a year thereafter. The Series A Shares were convertible into stock of the Company at the rate of one share of common stock for one Series A Share. In connection with the First Exchange, Hunt and Mr. Bard were given options to exchange their Series A Shares for stock in two of the Company's subsidiaries in the event the Company failed to pay dividends on the Series A Shares. The dividend also was guaranteed by one of the Company's subsidiaries.

     Effective March 26, 1996, Hunt and Mr. Bard exchanged their Series A Shares for 1,440 and 960 Series B Shares, respectively (the "Second Exchange"). Pursuant to the terms of the Second Exchange, the option agreements and guaranty issued in the First Exchange were terminated.

     Effective October 1, 1996, in connection with the Company's early conversion incentive offered to all holders of the Series B Shares, Hunt and Mr. Bard converted their Series B Shares into shares of common stock. Pursuant to the incentive offer, they were issued warrants to purchase 120,000 and 80,000 shares of common stock, at an exercise price of $6.00 per share.

     Mr. Bard has an employment agreement with the Company. (See Item 10. EXECUTIVE COMPENSATION - EMPLOYMENT CONTRACTS.)

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements:
--------------------

     For a list of financial statements, see Index to Financial Statements, page 23.

(a)  List of Exhibits required by Item 601 of Regulation S-B:

     Exhibit   Exhibit                  Page
     Number    Name                     Reference
     ------    ----                     ---------

     21.1.1    List of Subsidiaries     Filed herewith at
                                        page number 21.1.1

     27.1.1    Financial Data Schedule  Filed herewith at
                                        page number 27.1.1

(b) Reports on Form 8-K during the Company's fourth fiscal quarter ending March 31, 1997.

     Date of Report                    Items Reported
     --------------                    --------------

     February 19, 1997                 Item 7.  Financial Statements for
                                       OpSec Pasternak & Partner GmbH

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
OPTICAL SECURITY GROUP, INC.

We have audited the accompanying consolidated balance sheets of Optical Security Group, Inc. as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optical Security Group, Inc. as of March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ ERNST & YOUNG LLP


Denver, Colorado
May 30, 1997

                         Optical Security Group, Inc.
                          Consolidated Balance Sheets



                                                           March 31
                                                      1997         1996
                                                   -----------------------

ASSETS
Current Assets:
  Cash                                             $ 2,064,088  $3,231,823
  Accounts receivable, less allowance of
    $91,287 and $20,773 in 1997 and 1996,
     respectively                                    5,105,966   1,660,381
  Inventory                                          1,626,752     421,759
  Prepaid expenses                                     290,370      59,782
                                                   -----------------------
Total current assets                                 9,087,176   5,373,745

Property and equipment, net                            940,959     579,002

Other assets:
  Patents and patent applications, net of
    accumulated amortization of $89,610 and
    $65,786 in 1997 and 1996, respectively             315,471     272,331
  Goodwill, net of accumulated amortization
    of $343,605 and $128,465 in 1997 and 1996,
     respectively                                    6,665,486   1,212,040
  License and non-compete agreements, net
    of accumulated amortization of $163,603 and
    $90,056 in 1997 and 1996, respectively             662,216     589,978
  Deposits and other                                   122,943      36,633
                                                   -----------------------

Total assets                                       $17,794,251  $8,063,729
                                                   =======================


See accompanying notes

                          Optical Security Group, Inc.
                          Consolidated Balance Sheets



                                                                      March 31,
                                                                  1997          1996
                                                             --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $ 2,504,150   $   573,250
  Accrued expenses                                                474,893       201,784
  Current portion of capital lease obligations                     15,576        40,419
  Notes payable                                                 1,000,000             -
                                                             --------------------------

Total current liabilities                                       3,994,619       815,453

Deferred tax liability                                             25,840        32,300
Capital lease obligations                                           6,507        13,317




Stockholders' equity:
  Voting convertible preferred stock, $0.01 par value
    2,500,000 shares authorized; 1,793 and 6,693 Preferred
    Series B shares issued and outstanding in
    1997 and 1996, respectively
    (preference in liquidation $1,954,370)                             18            67
  Common stock $0.005 par value:
    15,000,000 shares authorized; 4,973,952
    and 3,034,552 shares issued and outstanding
    in 1997 and 1996, respectively                                 24,870        15,173
  Additional paid-in capital                                   20,113,208    13,515,502
  Foreign currency translation adjustment                          51,382         7,641
  Accumulated deficit                                          (6,422,193)   (6,335,724)
                                                             --------------------------
Total stockholders' equity                                     13,767,285     7,202,659
                                                             --------------------------

Total liabilities and stockholders' equity                    $17,794,251   $ 8,063,729
                                                              =========================

Commitments (See Note 7)


See accompanying notes

                          Optical Security Group, Inc.
                     Consolidated Statements of Operations



                                                      Year ended March 31,
                                                     1997             1996
                                                 ----------------------------

Revenues                                          $  13,085,764   $8,953,740
Cost of goods sold                                    8,741,924    6,045,094
                                                    -----------   ----------
Gross margin                                          4,343,840    2,908,646

Operating expenses:
  Salaries and related costs                          1,961,348    1,589,484
  Depreciation                                          144,739       94,895
  Amortization                                          374,370      147,558
  Other operating expenses                            1,571,874    1,086,182
                                                    -----------   ----------
Total operating expenses                              4,052,331    2,918,119
                                                    -----------   ----------

Income (loss) from operations                           291,509       (9,473)

Other income (expense):
   Interest expense                                     (24,808)     (64,699)
   Interest income                                      100,085       25,743
   Other                                                  9,553        4,233
   Foreign currency transaction income (loss)             5,030       (3,809)
                                                    -----------   ----------
Total other income (expense)                             89,860      (38,532)

Income (loss) before income taxes                       381,369      (48,005)
                                                    -----------   ----------

Income tax (expense) benefit                            (36,189)      50,697
                                                    -----------   ----------
Net income                                          $   345,180   $    2,692
                                                    ===========   ==========

Dividends on preferred stock                            431,649       41,803
                                                    -----------   ----------
Net income (loss) applicable to common stock        $   (86,469)  $  (39,111)
                                                    ===========   ===========

Net income (loss) per share of common stock:
   Primary                                          $      (.03)  $    (0.01)
                                                   ============   ===========

Weighted average number of shares outstanding:
   Primary                                            3,381,037     3,023,282
                                                   ============   ===========

See accompanying notes

                         Optical Security Group, Inc.
                Consolidated Statements of Stockholders' Equity

                                                                                                                          Foreign
                                                                                                          Additional      Currency
                                         Preferred Series A    Preferred Series B       Common Stock        Paid-in      Translation
                                          Shares    Amount      Shares   Amount       Shares    Amount      Capital      Adjustment
Balance at March 31, 1995                       -   $    -           -   $    -     3,007,428  $15,036    $8,412,198        $11,235


  Stock issued for cash:
    Preferred Series B, net of
      issuance costs of $481,050                -        -       4,293       43             -        -     3,811,907              -
  Stock issued upon conversion:
    Conversion of subordinated
      secured notes into Preferred
      Series A, net of issuance
      costs of $39,742                    400,000    4,000           -        -             -        -     1,206,258              -
    Conversion of Preferred
      Series A into Preferred
      Series B                           (400,000)  (4,000)      2,400       24             -        -         3,976              -
  Stock issued for interest                     -        -           -        -        17,124       87        37,413              -
  Options exercised                             -        -           -        -        10,000       50        43,750              -
  Dividend declared on
    Preferred Series B                          -        -           -        -             -        -             -              -
  Foreign currency translation
    adjustment                                  -        -           -        -             -        -             -         (3,594)

  Net income                                    -        -           -        -             -        -             -              -
                                         ------------------------------------------------------------------------------------------
Balance at March 31, 1996                       -        -       6,693       67     3,034,552   15,173    13,515,502          7,641

  Stock issued for cash:
    Preferred Series B, net of
      issuance costs of $95,914                 -        -         775        8             -        -       679,078              -
    Common stock,  net of
      issuance costs of $33,114                 -        -           -        -       526,899    2,635     3,125,633              -
  Stock issued upon conversion:
    Conversion of Preferred
      Series B into common stock
      net of issuance costs
      of $4,672                                 -        -      (5,675)     (57)      945,833    4,729        (4,672)             -
  Common stock issued
    in business combination                     -        -           -        -       466,668    2,333     2,797,667              -
  Dividend declared on
    Preferred Series B                          -        -           -        -             -        -             -              -
  Foreign currency translation
    adjustment                                  -        -           -        -             -        -             -         43,741
  Net income                                    -        -           -        -             -        -             -              -
                                         ------------------------------------------------------------------------------------------
Balance at March 31, 1997                       -   $    -       1,793   $   18     4,973,952  $24,870   $20,113,208        $51,382
                                         ==========================================================================================

                                                              Total
                                                           Stockholder's
                                       Accumulated            Equity
                                         Deficit             (Deficit)
Balance at March 31, 1995             $(6,296,613)          $2,141,856

  Stock issued for cash:
    Preferred Series B, net of
      issuance costs of $481,050                -            3,811,950
  Stock issued upon conversion:
    Conversion of subordinated
      secured notes into Preferred
      Series B, net of issuance
      costs of $39,742                          -            1,210,258
    Conversion of Preferred
      Series A into Preferred
      Series B                                  -                    -
  Stock issued for interest                     -               37,500
  Options exercised                             -               43,800
  Dividend declared on
    Preferred Series B                    (41,803)             (41,803)
  Foreign currency translation
    adjustment                                  -               (3,594)
  Net income                                2,692                2,692
                                      --------------------------------
Balance at March 31, 1996              (6,335,724)           7,202,659

  Stock issued for cash:
    Preferred Series B, net of
      issuance costs of $95,914                 -              679,086
    Common stock,  net of
      issuance costs of $33,114                 -            3,128,268
  Stock issued upon conversion:
    Conversion of Preferred
      Series B into common stock
      net of issuance costs
      of $4,672                                 -                    -
  Common stock issued
    in business combination                     -            2,800,000
  Dividend declared on
    Preferred Series B                   (431,649)            (431,649)
  Foreign currency translation
    adjustment                                  -               43,741
  Net income                              345,180              345,180
                                      --------------------------------
Balance at March 31, 1997             $(6,422,193)         $13,767,285
                                      ================================

See accompanying notes

                          Optical Security Group, Inc.
                      Consolidated Statements of Cash Flow


                                                               Year ended March 31,
                                                                 1997           1996
                                                            ---------------------------
OPERATING ACTIVITIES
Net income                                                     $   345,180   $    2,692
Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                519,109      242,453
      Deferred tax expense (benefit)                                (6,460)      32,300
      Common shares issued for interest                                  -       37,500
      Loss on disposition of equipment                                   -        1,884
      Change in operating assets and liabilities:
        Accounts receivable                                     (3,202,620)    (360,373)
        Inventory                                               (1,204,992)     (79,694)
        Prepaid expenses                                          (204,701)      (2,345)
        Accounts payable and accrued expenses                    1,934,211     (262,679)
                                                            ---------------------------
Net cash used in operating activities                           (1,820,273)    (388,262)

INVESTING ACTIVITIES
Patent application costs                                           (66,964)     (10,068)
Acquisition - OpSec Pasternak & Partner GmbH                    (1,183,756)           -
Acquisition - Dimensional Printing Industries, LLC                (650,668)           -
Property and equipment                                            (418,352)    (222,314)
Licensing agreements                                              (195,414)           -
Notes receivable                                                  (100,000)           -
Other deposit and intangible assets,                              (107,832)    (176,093)
                                                            ---------------------------
Net cash used in investing activities                           (2,722,986)    (408,475)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                      3,128,268       43,800
Proceeds from issuance of preferred stock, net                     679,086    3,811,950
Payments on notes and capital lease obligations                    (43,922)    (264,818)
Payments of preferred stock dividends                             (431,649)     (41,803)
                                                            ---------------------------
Net cash provided by financing activities                        3,331,783    3,549,129

Effect of exchange rate changes on cash flows                       43,741       (3,594)
                                                            ---------------------------
Net increase (decrease) in cash                                 (1,167,735)   2,748,798
Cash, beginning of period                                        3,231,823      483,025
                                                            ---------------------------
Cash, end of period                                            $ 2,064,088   $3,231,823
                                                            ===========================


                          Optical Security Group, Inc.
                      Consolidated Statements of Cash Flow

                                                                      Year ended March 31,
                                                                        1997         1996
                                                                    -------------------------

Supplemental disclosure of cash flow activities
  Interest paid                                                       $   24,808  $   27,199
            Income taxes paid                                                  -      67,183
  Conversion of subordinated notes into Preferred
     Series A shares                                                           -   1,210,258
  Common stock issued to acquire OpSec Pasternak &
      Partner GmbH                                                     2,800,000           -
   Promissory note issued to acquire OpSec Pasternak &
      Partner GmbH                                                     1,000,000           -
   Conversion of Preferred Series B shares into
      common stock                                                     3,908,294           -
   Equipment acquired through capital lease transactions                  12,268           -




See accompanying notes

                          Optical Security Group, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Optical Security Group, Inc. (the "Company"), is a technology company which, through its principal subsidiaries, Optical Security Industries, Inc. ("OpSec U.S."), Optical Security Industries International, Plc ("OpSec International"), Dimensional Printing Industries, Inc. ("DPI") and OpSec Pasternak & Partner GmbH & Co., KG ("OpSec Pasternak") provides products and solutions to businesses and governments for the problems of product tampering and counterfeiting, diversion of goods, and illegal document alteration and copying. In addition, the Company provides materials and products for use in decorative packaging and other commercial applications, including holography and dimensional printing for book
illustrations and trading cards, and for consumer product promotions.   The
Company's principal markets are the United States and Western Europe.

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

ACCOUNTS RECEIVABLE

The Company grants credit to customers in the ordinary course of business primarily in the United States and Western Europe. The Company periodically performs credit analyses and monitors customers' financial condition in order to reduce credit risk. Annual credit losses have been minimal and have consistently been within management's expectations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

All of the Company's financial instruments, including cash and notes payable have fair values which approximate their recorded values as the financial instruments are either short term in nature or carry interest rates which approximate market rates.

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment, which are stated at cost, are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation is computed using the straight-line method. The ranges of estimated useful lives are as follows:


                                                     YEARS
                                                    -------

                  Leasehold improvements               2-12
                  Computer equipment                    5
                  Other equipment and furniture         5-7
                  Production equipment                 5-10
                  Vehicles                              4

Property and equipment at March 31 consist of:

                                                1997        1996
                                          ------------------------

Leasehold improvements                    $  110,769   $ 105,310
Computer equipment                           237,564     182,472
Other equipment and furniture                180,334      52,559
Production equipment                         717,836     364,620
Vehicles                                      75,647      75,147
                                          ------------------------
                                           1,322,150     780,108
Less accumulated depreciation               (381,191)   (201,106)
                                          ------------------------
                                          $  940,959   $ 579,002
                                          ========================


GOODWILL AND LICENSE AGREEMENTS

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at March 31, 1997 is associated with the acquisition of OpSec Pasternak and the purchase of the minority interest in DPI in fiscal 1997, and the acquisition of ELEF, Plc during fiscal year 1995.

Other intangible assets consist primarily of license agreements that provide the Company with royalties from the use and sale of holographic and diffraction patterns by various licensees, and a license that allows the Company exclusive rights to employ technology developed by others in its products.

Goodwill is being amortized on a straight-line basis over lives of 15 to 20 years. License agreements are being amortized over lives of 8 to 10 years.

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

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventory is stated at the lower of cost or market using the first-in, first-out
(FIFO) method. Inventory on hand consists principally of raw materials used in embossing polyester films and foils and material used in dimensional printing. Additionally, at year-end, a portion of the inventory consisted of work-in-process and finished goods.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" which is required to be adopted on March 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement of Financial Accounting Standard No. 128 on prior periods is not expected to be material.

LOSS PER SHARE OF COMMON STOCK

Loss per share of common stock, after preferred stock dividend requirements, for the years ended March 31, 1997 and 1996, are based on weighted average shares of common stock outstanding of 3,381,037 and 3,023,282, respectively. Common equivalent shares from stock options and warrants are excluded from the computations as their effect is antidilutive. The convertible preferred stock is not considered to be a common equivalent.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed in the period incurred.

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECLASSIFICATIONS

Certain amounts in the March 31, 1996 financial statements were reclassified to conform with the March 31, 1997 presentation.

2. BUSINESS COMBINATIONS

On December 10, 1996, the Company acquired 100% of the stock of OpSec Pasternak & Partner, GmbH, a corporation based in Germany. The purchase price, net of acquisition costs, was approximately $5 million, including 466,668 common shares of the Company valued at $2.8 million, cash of $1.2 million, and a promissory note bearing interest at 6% for $1 million. The acquisition resulted in goodwill of $5,017,918. OpSec Pasternak had previously operated as an independent broker selling the Company's dimensional printed products in Europe.

During fiscal 1997, the Company formed Dimensional Printing Industries, LLC to manufacture dimensional printed products. DPI was formed in September 1996, with the Company owning a 51% membership interest. The Company purchased the other 49% minority interest in two transactions before year end for a total cost of $650,668, including all related acquisition costs, which have been recorded as goodwill. DPI was converted to a corporation subsequent to year-end.

The following unaudited pro forma combined results of operations for fiscal years 1997 and 1996 have been prepared assuming that the acquisition of OpSec Pasternak occurred at the beginning of the period. In preparing the pro forma data, adjustments have been made for: (i) the amortization of goodwill and license agreements and, (ii) the interest expense related to the seller financing of the purchase price.

                                                          YEAR ENDED MARCH 31
                                                          1997             1996
                                                      ------------     ----------
                                                               (Unaudited)
  Sales and royalty income                                $13,751,000   $9,742,000
  Net income (loss)                                           254,995       42,000
  Net income (loss) applicable to common stock               (176,654)         197
  Net income (loss) per share of common stock             $      (.05)  $     0.00


3. CONVERTIBLE SUBORDINATED NOTES

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

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



4. STOCKHOLDERS' EQUITY

Effective March 27, 1997, the Company completed a financing arrangement with a group of individual investors, including officers and directors, and with various institutional investors in which 526,899 common shares were issued at $6.00 per share. The private placement resulted in total proceeds, net of offering costs, of $3,128,268.

The Company also completed by March 15, 1997, the conversion of 5,675 shares of Series B 8% Cumulative Convertible Exchangeable Preferred Voting Stock ("Series B Shares") into common stock. The Company issued a total of 945,833 common shares in the conversion. Warrants for 472,916 common shares exercisable at $6.00 per share were also issued to those Series B shareholders electing to convert early. The conversion included Series B Shares held by officers and directors of the Company. A total of 400,000 common shares and 200,000 warrants were issued to these related parties.

During fiscal 1996, the Company issued 6,693 shares of Preferred Series B Stock, including 4,293 issued for cash at $1,000 per share, and 2,400 issued in exchange and full cancellation for the previously outstanding Preferred Series A shares. In conjunction with the issuance of the Preferred Series B, the Company granted a warrant to purchase 85,860 shares of the Company's common stock at an exercise price of $7.13 per share. Subsequent to year end March 31, 1996, the Company completed its Preferred Series B stock offering, issuing 775 shares at $1,000 per share, resulting in total proceeds of $4,491,036, net of issuance costs.

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

                                                  Redemption
             Date Redeemed                          Price
---------------------------------------------------------------
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


                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)


4. STOCKHOLDERS' EQUITY (CONTINUED)

The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On March 31, 1997, the cumulative unpaid dividend on the Series B Shares of $35,860 was declared and subsequently paid on April 1, 1997. The preferred dividend scheduled for fiscal 1998 on the reduced number of outstanding Series B Shares will be $143,440.

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

Below is a summary of common stock reserved by the Company at March 31, 1997 for issuance upon the conversion of preferred stock and the exercise of the various options and warrants:

Series B preferred stock      298,833
Stock option plans          2,431,414
Warrants                    1,086,932
                          -----------
                            3,817,179
                          ===========

5. STOCK OPTION PLANS AND STOCK WARRANTS

The Company has an Incentive Stock Option Plan ("ISOP") under which 2,000,000 shares of common stock are reserved for issuance. Under the ISOP plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSOP") under which 2,000,000 shares of common stock are reserved for issuance at March 31, 1997. All ISOP and NSOP options granted in fiscal 1997 and 1996 were granted at an exercise price equal to or greater than fair market value at the date of grant.

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)


5. STOCK OPTION PLANS AND STOCK WARRANTS (CONTINUED)

The following is a summary of stock options granted, exercised and outstanding for the years ended March 31, 1997 and 1996:


                                                                             WEIGHTED
                                NUMBER OF SHARES                             AVERAGE
                               -------------------    OTHER     EXERCISE     EXERCISE   EXPIRATION
                                 ISOP       NSOP     OPTIONS     PRICE        PRICE        DATE
                               -------------------------------------------------------------------
Outstanding, March 31, 1995      724,800    440,001   63,335  $.25 - $5.00     $2.65
Options exercised                 10,000          -        -  $       4.38      4.38
Options canceled                 123,400          -        -  $ 4.05-$5.00      4.28
Options granted                  220,000    310,000        -  $ 4.05-$5.75      5.67   7/96-3/01
                               -----------------------------------------------------
Outstanding, March 31, 1996      811,400    750,001   63,335  $  .25-$5.75      3.50
Options exercised                      -          -        -             -
Options canceled                  45,200      5,000        -  $ 4.05-$6.00      5.64
Options granted                  469,000    387,878        -  $ 6.00-$7.63      6.34   6/01-3/02
                               -----------------------------------------------------
Outstanding, March 31, 1997    1,235,200  1,132,879   63,335  $  .25-$7.63     $4.46
                               =====================================================


The following is a summary of warrants granted, exercised and outstanding for the fiscal years ended March 31, 1997, 1996 and 1995:


                                                             WARRANTS
                                        ------------------------------------------------
                                                 NUMBER OF     EXERCISE   EXPIRATION
                                                  SHARES        PRICE       DATE
                                        ------------------------------------------------
Outstanding, March 31, 1994                          -
Issued for June 1994 financing                       355,000     $5.00      6/2001
Issued in ELEF, Plc acquisition                       12,346     $4.05      5/2004
Issued in ELEF, Plc acquisition                       57,655     $5.00      5/2004
Issued in The Diffraction Company
 acquisition                                         100,000     $4.05     10/2001
Exercised                                             12,346     $4.05
                                              -----------------------------------------
Outstanding, March 31, 1995                          512,655
Issued in conjunction with the Series B
 financing                                            85,860     $7.13      1/2003
                                              --------------
Outstanding, March 31, 1996                          598,515
Issued in conjunction with the Series B
 financing                                            15,500    $7.13      1/2003
Issued upon conversion of Series B
 shares                                             472,917     $6.00      3/2002
                                               --------------
Outstanding, March 31, 1997                        1,086,932
                                               =============


6. STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


6. STOCK BASED COMPENSATION (CONTINUED)

No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's ISOP and NSOP has authorized the grant of options to management personnel and directors for up to 4,000,000 shares of the Company's common stock. All options granted have 1-4 year terms and vest and become fully exercisable at the end of 1-4 years of continued employment.

Pro forma information regarding net income and earnings per share is required by Statement No. 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for l997 and 1996, respectively: risk-free interest rates of 5.52% to 6.49%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .212; and a weighted-average expected life of the option of 3.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options being neither transferable nor unrestricted, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement 123 in the year of adoption are not likely to be representative of the effects on pro forma net income for future years. The Company's pro forma information follows (in thousands except for earnings per share information):

                                              YEAR ENDED MARCH 31
                                               1997         1996
                                           -------------------------

    Pro forma net loss                     $  (758,695)    $ (82,269)
    Pro forma net loss applicable
      to common stock                       (1,190,344)     (124,072)
    Pro forma earnings per share
      Primary                                     (.35)         (.04)


Exercise prices for options outstanding as of March 31, 1997 ranged from $.25 to $7.63. The weighted-average remaining contractual life of those options is 3.28 years.

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


7. LEASES AND COMMITMENTS

The Company leases several vehicles and computer equipment under long-term leases classified as capital leases. The Company has the option to purchase the equipment for a nominal cost at the termination of the lease. The assets classified as capital leases are amortized over the shorter of the estimated useful life of the property or the lease term.

Amortization related to these assets is included in depreciation for financial reporting purposes.

Property and equipment include the following amounts for leases that have been capitalized:

                                                 YEAR ENDED MARCH 31
                                                   1997      1996
                                                 ------------------
     Computer/production equipment               $ 24,654   $12,112
     Vehicles                                      79,035    75,147
                                                 ------------------
                                                  103,689    87,259
     Less accumulated amortization                 60,529    35,375
                                                 ------------------
                                                 $ 43,160   $51,884
                                                 ==================

Future minimum payments for capitalized leases were as follows at March 31, 1997:

      1998                                       $ 17,253
      1999                                          5,153
      2000                                          3,006
                                                 --------
      Total minimum lease payments                 25,412
      Less amounts representing interest            3,329
                                                 --------
      Present value of net minimum
           lease payments                          22,083
      Less current maturities                      15,576
                                                 --------
      Long-term obligation                       $  6,507
                                                 ========

The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities leases are for terms of 1 to 10 years. Rent expense under all operating leases was $321,225 and $278,708 in 1997 and 1996, respectively.

Future minimum lease payments under these noncancelable operating leases as of March 31, 1997 are as follows:


             1998                                $289,884
             1999                                 222,714
             2000                                 188,038
             2001                                  42,436
             2002                                   8,210
             Thereafter                            30,788
                                                 --------
             Total minimum lease payments        $782,070
                                                 ========

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)

7. LEASES AND COMMITMENTS (CONTINUED)

During fiscal 1996, the Company relocated its corporate offices to office buildings owned in part by an officer/director/shareholder. The relocations were required to accommodate the additional staff added and to consolidate operations into one location. Total rents paid to the affiliate of the officer/director/shareholder during the years ended March 31, 1997 and 1996 were $48,955 and $41,946, respectively.

8. INCOME TAXES

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

The provision (benefit) for income taxes is comprised of the following:

                                 1997       1996
                              --------------------

     Current:
       Federal and state      $      -   $      -
       Foreign                  42,649    (82,997)
                              -------------------
                                42,649    (82,997)

     Deferred:
       Federal and state             -          -
       Foreign                  (6,460)    32,300
                              -------------------
                                (6,460)    32,300
                              -------------------
                              $ 36,189   $(50,697)
                              ===================

A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory tax rates for the years ended March 31 is as follows:

                                              Year Ended March 31
                                                1997       1996
                                            ----------------------
     Computed expected tax expense
       (benefit)                            $ 130,000   $ (16,000)
     State income tax expense                  28,000       3,000
     Use of net operating loss
       carryforwards                         (287,000)    (34,000)
     Non-deductible foreign losses            135,000          --
     Other                                     30,189      (3,697)
                                            ----------------------
                                            $  36,189   $ (50,697)
                                            ======================

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)

8. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                     YEAR ENDED MARCH 31
                                                      1997         1996
                                                  -------------------------
Deferred tax liabilities:
  Amortization                                    $   122,929   $   110,181
  Depreciation                                          4,309           954
                                                  -------------------------
Total deferred tax liabilities                        127,238       111,135

Deferred tax assets:
  Tax net operating loss carryforwards              1,828,280     2,138,087
  Deferred wages/option grants                         92,715        90,273
                                                  -------------------------
Total deferred tax assets                           1,920,995     2,228,360
  Valuation allowance for deferred tax assets      (1,819,597)   (2,149,525)
                                                  -------------------------
Total deferred tax assets                             101,398        78,835
                                                  -------------------------
Net deferred tax liabilities                      $    25,840   $    32,300
                                                  =========================

At March 31, 1997, the Company has aggregate net operating loss carryforwards of approximately $4,941,000 for federal tax reporting purposes, which expire beginning 2004 through 2011, if not utilized. The net operating loss carryforward could be limited by certain subsequent sales of securities by the Company or its stockholders.

The Company does not provide for income taxes on the unremitted earnings of foreign subsidiaries as the Company intends to reinvest these undistributed earnings. There were no undistributed earnings of foreign subsidiaries at March 31, 1997.

9. SEGMENTS OF BUSINESS

The following table sets forth financial information for the Company's foreign and domestic segments for the year ended March 31, 1997:


                                   WESTERN
                                   EUROPE      DOMESTIC      TOTAL
                                 ------------------------------------

Revenues                         $7,803,581   $5,282,183  $13,085,764
Income (loss) from operations      (344,396)     635,905      291,509
Identifiable assets               9,767,830    8,026,413   17,794,251

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


10. SUBSEQUENT EVENTS

On April 30, 1997, the Company purchased a manufacturing and office facility of approximately 14,500 square feet in Baltimore County, Maryland. The site consists of approximately 9 acres. The Company has commenced improvements to the facility including a 10,000 square foot addition. All work should be completed by October 31, 1997. Total cost of the property, including improvements and expansion costs, will be approximately $1.5 million.

On April 30, 1997, the Company opened a revolving line of credit with Mercantile-Safe Deposit & Trust Company in Baltimore, Maryland. The $2 million facility is secured by the assets of the Company.

The Company has also received a commitment from Mercantile-Safe Deposit & Trust Company to finance the purchase and improvements to the production facility acquired in Baltimore County, Maryland. The commitment is for $1,235,000 and will be in the form of Industrial Development Bonds ("IDB") authorized by Baltimore County. All approvals have been obtained, and closing on the IDB funding is anticipated to occur in mid-June 1997.

Shortly after year end, the Company paid off, in full, the $1 million in short-term debt that financed a portion of the OpSec Pasternak purchase. The payoff was funded substantially through working capital of the Company.