Form 10KSB/A
period 1997-03-31
OPTICAL SECURITY GROUP INC
filed 1997-06-27
CIK 843961

                    [LOGO OF OPTICAL SECURITY APPEARS HERE]

Corporate Offices





June 27, 1997


Edgar Postmaster
Securities and Exchange Commission
450 5th Street, N.W.
Washington, DC  20549

RE:  Optical Security Group
     File #0-17531
     Form Type 10KSBA
     CIK 843961

Gentlemen:

Due to a transmission coding error on the number of pages, we are filing herewith the attached 10KSBA to include the signature and Financial Index pages of our Form 10KSB filed with the Securities Exchange Commission on June 27, 1997 at 11:55 a.m.


Sincerely,

/s/ Gerald A. Melfi
-------------------
Gerald A. Melfi
Principle Financial Officer


GAM/cmg

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Transitional Small Business Disclosure Format (Check one):  YES [ ] NO [X]

Exhibit Index found at page 21.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              OPTICAL SECURITY GROUP, INC.



Date:  June 27, 1997          By:    /s/ Richard H. Bard
                                 --------------------------------
                                 Richard H. Bard, Chief Executive
                                 Officer and Director



Date:  June 27, 1997          By:   /s/ Gerald A. Melfi
                                 --------------------------------
                                 Gerald A. Melfi, Principal
                                 Financial Officer


Date:  June 27, 1997          By:   /s/ Yoram Curiel
                                 --------------------------------
                                 Yoram Curiel, Director



Date:  June 27, 1997          By:   /s/ Martin T. Hart
                                 --------------------------------
                                 Martin T. Hart, Director



Date:  June 27, 1997          By:   /s/ J.R. Holland, Jr.
                                 --------------------------------
                                 J. R. Holland, Jr., Director



Date:  June 27, 1997          By:   /s/ Richard D. Lamm
                                 --------------------------------
                                 Richard D. Lamm, Director



Date:  June 27, 1997          By:   /s/ Bruce I. Raben
                                 --------------------------------
                                 Bruce I. Raben, Director

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