Form 10QSB
period 1997-06-30
OPTICAL SECURITY GROUP INC
filed 1997-08-08
CIK 843961

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB
(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Period Ended June 30, 1997

                                      OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to       .
Commission File No. 0-17531

                         OPTICAL SECURITY GROUP, INC.
            (Exact Name of Registrant as Specified in its Charter)

         Colorado                                         84-1094032
(State or other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

                          535 16th Street, Suite 920
                            Denver Colorado  80202
                   (Address of Principal Executive Offices)

                                (303) 534-4500
             (Registrant's telephone number, including area code)

                                      N/A
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding twelve months and (2) has been subject to the filing requirements for the past 90 days.

Yes   X    No      .

                     APPLICABLE ONLY TO CORPORATE ISSUES:

Class of Stock            No. of Shares Outstanding                  Date
Common                            5,019,283                      June 30, 1997

                          Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                           June 30
                                                     1997            1996
                                                  --------------------------
ASSETS

Current assets:
    Cash                                          $1,512,351      $3,638,388
    Accounts receivable, less allowance
      of $88,648 and $18,260 at the quarter
      ended June 30, 1997 and 1996,
      respectively                                 4,673,696       1,872,091
    Inventory                                      1,396,645         437,718
    Prepaid expenses                                 382,309          94,435
                                                  --------------------------
Total current assets                               7,965,001       6,042,632

Property and equipment, net                        1,764,196         550,546

Other assets:
    Patents and patent applications, net of
      accumulated amortization of $95,610 and
      $70,226 at the quarter ended June 30, 1997
      and 1996, respectively                         325,455         289,455
    Goodwill, net of accumulated amortization of
      $455,108 and $145,221 at the quarter ended
      June 30, 1997 and 1996, respectively         6,553,983       1,195,284
    License and non-compete agreements, net of
      accumulated amortization of $185,176 and
      $103,607 at the quarter ended June 30, 1997
      and 1996, respectively                         633,516         566,750
    Deposits and other                               367,407          36,638
                                                  --------------------------

Total assets                                      17,609,558       8,681,305
                                                  ==========================

See accompanying notes


                                    1 of 18

                         Optical Security Group, Inc.
                         Consolidated Balance Sheets
                                  (Unaudited)


                                                                June 30
                                                          1997           1996
                                                      --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                  $2,294,491     $  278,704
    Accrued expenses                                     643,508        472,126
    Current portion of capital lease obligations           6,000         40,421
    Notes payable                                        613,729             -
                                                      --------------------------

Total current liabilities                              3,557,728        791,251

Deferred tax liability                                    25,840         32,300
Capital lease obligations                                  4,070         10,050

Stockholders' equity:
    Voting convertible preferred stock, $0.01 par value
       2,500,000 shares authorized; 1,793 and 7,468
       Series B shares issued and outstanding at
       June 30, 1997 and 1996, respectively
       (preference in liquidation  $1,954,370)                18             75
    Common stock $0.05 par value:
       15,000,000 shares authorized; 5,019,283 and
       3,034,552 shares issued and outstanding at
       June 30, 1997 and 1996, respectively               25,096         15,173
    Additional paid-in capital                        20,133,204     14,215,824
    Foreign currency translation adjustment               99,594         (5,471)
    Accumulated deficit                               (6,235,992)    (6,377,897)
                                                      --------------------------
Total stockholders' equity                            14,021,920      7,847,704
                                                      --------------------------

Total liabilities and stockholders' equity           $17,609,558     $8,681,305
                                                     ==========================


See accompanying notes


                                    2 of 18

                     Optical Security Group, Inc.
                 Consolidated Statements of Operations
                              (Unaudited)

                                                    Quarter Ended June 30
                                                   1997                 1996
                                               --------------------------------
Revenues                                        $5,420,881           $2,326,574
Cost of goods sold                               3,809,524            1,504,461
                                               --------------------------------
Gross margin                                     1,611,357              822,113

Operating expenses:
    Salaries and related costs                     641,975              420,502
    Depreciation                                    49,886               30,977
    Amortization                                   137,857               34,816
    Other operating expenses                       545,177              267,002
                                               --------------------------------
Total operating expenses                         1,374,895              753,297
                                               --------------------------------

Income from operations                             236,462               68,816

Other income (expenses):
    Interest expense                               (13,431)              (3,740)
    Interest income                                  5,663               41,435
    Foreign currency transaction loss               (3,445)              (3,615)
                                               --------------------------------
 Total other income (expense)                      (11,213)              34,080
                                               --------------------------------

Income before income taxes                         225,249              102,896

Income tax (expense) benefit                        (3,189)                   -
                                               --------------------------------
Net income                                         222,060           $  102,896
                                               ================================

Dividends on preferred stock                        35,860              145,071
                                               --------------------------------
Net income (loss) applicable to common stock   $   186,200           $  (42,175)
                                               ================================

Net income (loss) per share of common stock:
    Primary                                    $       .04           $     (.01)
                                               ================================
    Fully Diluted                              $       .03
                                               ===========

Weighted average number of shares outstanding:
    Primary                                      5,019,283            3,034,552
                                               ================================
    Fully Diluted                                6,186,850
                                               ===========
See accompanying notes
                                3 of 18

                     Optical Security Group, Inc.
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                                                        Quarter Ended June 30
                                                        1997            1996
                                                     ---------------------------
OPERATING ACTIVITIES
Net income                                            $  222,060     $  102,896
Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation and amortization                      187,743         65,793
      Deferred tax expense (benefit)                           -              -
      Change in operating assets and liabilities:
        Accounts receivable                            1,549,274       (211,708)
        Inventory                                        267,607        (15,958)
        Prepaid expenses                                (129,439)       (34,727)
        Accounts payable and accrued expenses         (1,158,048)       (24,204)
                                                     ---------------------------
Net cash provided (used) in operating activities         939,197       (117,908)

INVESTING ACTIVITIES
Patent application costs                                 (15,984)       (21,564)
Property and equipment                                  (870,308)        (2,518)
Licensing agreements                                        (432)             -
Other deposits and intangible assets                    (220,487)         9,671
                                                     ---------------------------
Net cash used in investing activities                 (1,107,211)       (14,411)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net               20,222              -
Proceeds from issuance of preferred stock, net                 -        700,333
Proceeds from line of credit                             613,729              -
Payments on notes and capital lease obligations       (1,012,013)        (3,265)
Payments of preferred stock dividends                    (35,860)      (145,071)
Cost of financing                                        (18,013)             -
                                                     ---------------------------
Net cash provided (used) by financing activities        (431,935)       551,997

Effect of exchange rate changes on cash flows             48,212        (13,113)
                                                     ---------------------------
Net increase (decrease) in cash                         (551,737)       406,565
Cash, beginning of period                              2,064,088      3,231,823
                                                     ---------------------------
Cash, end of period                                   $1,512,351     $3,638,388
                                                     ===========================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITIES
   Interest paid                                          13,431          3,740
   Income taxes paid                                       3,189              -

See accompanying notes
                                4 of 18

                         Optical Security Group, Inc.
                  Notes to Consolidated Financial Statements
                                 June 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Optical Security Group, Inc. (the "Company"), is a technology company which, through its principal subsidiaries, Optical Security Industries, Inc. ("OpSec U.S."), Optical Security Industries International, Plc ("OpSec International"), Dimensional Printing Industries, Inc. ("DPI") and OpSec Pasternak & Partner GmbH & Co., KG ("OpSec Pasternak") provides products and solutions to businesses and governments for the problems of product tampering and counterfeiting, diversion of goods, and illegal document alteration and copying. In addition, the Company provides materials and products for use in decorative packaging and other commercial applications, including holography and dimensional printing for book illustrations and trading cards, and for consumer product promotions. The Company s principal markets are the United States and Western Europe.

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

FOREIGN CURRENCY

Foreign currency denominated assets and liabilities are translated into U.S. dollar equivalents based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. Aggregate foreign exchange gains and losses arising from the translation of foreign currency denominated assets and liabilities are included in stockholders' equity, and realized gains and losses are reflected in income. The Company conducts business with various foreign entities. As such, the Company s future profitability could be affected in the near term by fluctuating exchange rates.


                                    5 of 18

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

PROPERTY AND EQUIPMENT

Property and equipment, which are stated at cost, are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation is computed using the straight-line method. The ranges of estimated useful lives are as follows:

                                                    YEARS
                                                   -------
        Leasehold improvements                      2-12
        Computer equipment                             5
        Other equipment and furniture                5-7
        Production equipment                        5-10
        Building                                      40
        Vehicles                                       4

Property and equipment at June 30, 1997 consist of:

        Land and building                        $  709,488
        Leasehold improvements                      129,249
        Computer equipment                          264,247
        Other equipment and furniture               186,669
        Production equipment                        813,145
        Vehicles                                     88,126
                                                 ----------
                                                  2,190,924
        Less accumulated depreciation              (426,728)
                                                 ----------
                                                  1,764,196
                                                 ==========

GOODWILL AND LICENSE AGREEMENTS

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at June 30, 1997 is associated with the acquisition of OpSec Pasternak and the purchase of the minority interest in DPI in fiscal 1997, and the acquisition of ELEF, Plc during fiscal year 1995.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" which is required to be adopted on March 31, 1998. The Company has adopted the required method to compute earnings per share and has restated all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement of Financial Accounting Standard No. 128 on prior periods is not expected to be material.


                                    7 of 18

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE OF COMMON STOCK

Primary earnings or loss per share of common stock, after preferred stock dividend requirements, for the periods ended June 30, 1997 and 1996, are based on weighted average outstanding shares. Fully diluted earnings per share for the period ended June 30, 1997 include common stock equivalents from stock options and warrants, and the equivalent common shares that would result from the conversion of preferred stock. Fully diluted loss per share for the period ended June 30, 1996 was not computed as the effect of common stock equivalents is antidilutive. Earnings and loss per share were computed for the current and prior period under the Statement of Financial Accounting Standard No. 128, "Earnings Per Share" adopted by the Financial Accounting Standards Board in February 1997.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed in the period incurred.

RECLASSIFICATIONS

Certain amounts in the June 30, 1996 financial statements were reclassified to conform with the June 30, 1997 presentation.

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

3. CONVERTIBLE SUBORDINATED NOTES

During fiscal 1995, the Company issued $1.25 million of Convertible Subordinated Secured Notes to related parties. These notes, which bore interest at 12% per annum, paid quarterly, were convertible into the Company's common stock at the rate of $4.05 per common share. For the first two years, the noteholders were entitled to receive 60% of the interest payment in the form of the Company s common stock, valued at 70% of the average public trading price on the 30 days preceding the interest due date, and 40% in cash. In the interest of preserving the Company's working capital position, the noteholders waived the cash portion of the quarterly interest, and accepted 100% of the payment in the Company's common stock through June 30, 1995. Effective July 1, 1995, the Company issued 400,000 shares of

                                    8 of 18

                    Optical Security Group, Inc.
       Notes to Consolidated Financial Statements (continued)

3. CONVERTIBLE SUBORDINATED NOTES (CONTINUED)

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

During fiscal 1996, the Company issued 6,693 shares of Preferred Series B Stock, including 4,293 issued for cash at $1,000 per share, and 2,400 issued in exchange and full cancellation for the previously outstanding Preferred Series A shares. In conjunction with the issuance of the Preferred Series B, the Company granted a warrant to purchase 85,860 shares of the Company s common stock at an exercise price of $7.13 per share. Subsequent to year end March 31, 1996, the Company completed its Preferred Series B stock offering, issuing 775 shares at $1,000 per share, resulting in total proceeds of $4,491,036, net of issuance costs.

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

                                9 of 18

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


4. STOCKHOLDERS' EQUITY (CONTINUED)

The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On June 30, 1997, the cumulative unpaid dividend on the Series B Shares of $35,860 was declared and subsequently paid on July 2, 1997. The preferred dividend scheduled for fiscal 1998 on the reduced number of outstanding Series B Shares will be $143,440.

On April 1, 1996, the Company s chief executive officer and president, entered into a new employment contract with the Company effective through March 31, 1999. The chief executive officer s previous employment agreement was to terminate on September 17, 1996. Under the terms of the new contract, all options granted to the chief executive officer through March 31, 1996 remain in full force and effect. The chief executive officer s salary is $150,000 for the first year, $175,000 for the second year and $200,000 for the third year. As additional compensation, the chief executive officer will be granted additional options during the term of the contract in sufficient amounts to maintain the chief executive officer s percentage beneficial ownership of the Company s common stock as of December 31, 1995, less common stock the chief executive officer sells or otherwise disposes of after that date. The chief executive officer also is entitled to discretionary bonuses in such amount as the board of directors may determine. The new employment contract also provides that, if the Company is sold or merged into another Company prior to March 31, 2000, the chief executive officer will receive a stock bonus of 250,000 shares. If the Company terminates the chief executive officer s employment prior to the expiration of the contract, the chief executive officer is entitled to a buyout at 150% of the value of the contract at the time of termination.

Below is a summary of common stock reserved by the Company at June 30, 1997 for issuance upon the conversion of preferred stock and the exercise of the various options and warrants:


   Series B preferred stock                  298,833
   Stock option plans                      2,481,413
   Warrants                                1,082,765
                                           ---------
                                           3,863,011
                                           =========


5. STOCK OPTION PLANS AND STOCK WARRANTS

The Company has an Incentive Stock Option Plan ("ISOP") under which 2,000,000 shares of common stock are reserved for issuance. Under the ISOP plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSOP") under which 2,000,000 shares of common stock are reserved for issuance at June 30, 1997. All ISOP and NSOP options were at an exercise price equal to or greater than fair market value at the date of grant.

                               10 of 18

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)

5. STOCK OPTION PLANS AND STOCK WARRANTS (CONTINUED)

The following is a summary of stock options granted, exercised and outstanding for the quarter ended June 30, 1997 and the two prior fiscal years:


                                                                                                       WEIGHTED
                                         NUMBER OF SHARES                                              AVERAGE
                                     --------------------            OTHER              EXERCISE       EXERCISE     EXPIRATION
                                       ISOP          NSOP           OPTIONS               PRICE         PRICE          DATE
                                   -------------------------------------------------------------------------------------------
Outstanding, March 31, 1995          724,800      440,001           63,335            $.20-$5.00        $2.65
Options exercised                     10,000            -                -            $4.38              4.38
Options canceled                     123,400            -                -            $4.05-$5.00        4.28
Options granted                      220,000      310,000                -            $4.05-$5.75        5.67       7/96-3/01
                                   --------------------------------------------------------------------------
Outstanding, March 31, 1996          811,400      750,001           63,335            $.20-$5.75         3.50
Options exercised                          -            -                -                                 -
Options canceled                      45,200        5,000                -            $4.05-$6.00        5.64
Options granted                      469,000      387,878                -            $6.00-$7.63        6.34       6/01-3/02
                                   --------------------------------------------------------------------------
Outstanding, March 31, 1997        1,235,200    1,132,879           63,335            $.20-$7.63        $4.46
                                   ==========================================================================
Options exercised                          -            -           41,167            $.20
Options canceled                           -            -            8,834            $.20
Options granted                      100,000            -                -            $6.37              6.37       6/02
                                   --------------------------------------------------------------------------
Outstanding, June 30, 1997         1,335,200    1,132,879           13,334            $.20-$7.63        $4.47
                                   ==========================================================================

The following is a summary of warrants granted, exercised and outstanding for the quarter ended June 30, 1997, and the three prior fiscal years:


                                                      WARRANTS
                                      ---------------------------------------
                                      NUMBER OF       EXERCISE     EXPIRATION
                                       SHARES          PRICE          DATE
                                   ------------------------------------------
Outstanding, March 31, 1994                  -
Issued for June 1994 financing         355,000          $5.00        6/2001
Issued in ELEF, Plc acquisition         12,346          $4.05        5/2004
Issued in ELEF, Plc acquisition         57,655          $5.00        5/2004
Issued in The Diffraction Company
  acquisition                          100,000          $4.05       10/2001
Exercised                               12,346          $4.05
                                    -----------------------------------------
Outstanding, March 31, 1995            512,655
Issued in conjunction with the
  Series B financing                    85,860          $7.13        1/2003
                                    ----------
Outstanding, March 31, 1996            598,515
Issued in conjunction with the
  Series B financing                    15,500          $7.13        1/2003
Issued upon conversion of Series
  B shares                             472,917          $6.00        3/2002
                                     ---------
Outstanding, March 31, 1997          1,086,932
Exercised                                4,167          $6.00
                                     ---------
Outstanding, June 30, 1997           1,082,765
                                     =========

                               11 of 18

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)

6. STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's ISOP and NSOP has authorized the grant of options to management personnel and directors for up to 4,000,000 shares of the Company's common stock. All options granted have 1-4 year terms and vest and become fully exercisable at the end of 1-4 years of continued employment.

Pro forma information regarding net income and earnings per share is required by Statement No. 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.52% to 6.49%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .212; and a weighted-average expected life of the option of 3.5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement 123 in the year of adoption are not likely to be representative of the effects on pro forma net income for future years. The Company's pro forma information follows (in thousands except for earnings per share information):

                                               QUARTER ENDED JUNE 30
                                                1997           1996
                                               ---------------------

        Pro forma net loss                  $ (206,092)    $ (399,657)
        Pro forma net loss applicable
          to common stock                     (241,952)      (544,278)
        Pro forma earnings per share
          Primary                           $     (.05)    $     (.18)




                                   12 of 18

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


6. STOCK BASED COMPENSATION (CONTINUED)

Exercise prices for options outstanding as of June 30, 1997 ranged from $.20 to $7.63. The weighted-average remaining contractual li fe of those options is 3.28 years.

7. NOTES PAYABLE

During the quarter ended June 30, 1997, the Company opened a revolving credit line with Mercantile-Safe Deposit and Trust Company in Baltimore, Maryland. The $2 million facility is secured by the assets of the Company. At June 30, 1997, the Company had drawn $613,729 used in the April 30, 1997 purchase of a manufacturing and office facility in Baltimore County, Maryland, and used to bridge the period until permanent financing was obtained in July 1997.

On July 22, 1997, the Company closed on the issuance of $1,235,000 in Economic Development Revenue Bonds to finance the purchase and improvements to the manufacturing facility acquired in Baltimore County, with Mercantile-Safe Deposit and Trust Company funding the bond issue. The bridge loan provided by the line-of-credit was paid off upon closing of the bond issue.

As of May 6, 1997, the Company had paid off, in full, the $1 million in short-term debt that financed a portion of the OpSec Pasternak purchase. The payoff was funded substantially through working capital of the Company.


                                   13 of 18

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997
---------------------------

Revenues for the quarter ended June 30, 1997 were $5,420,881, a 133% increase when compared to the revenues of $2,326,574 for the quarter ended June 30, 1996. Sales grew in the holographic division with significant increases in revenues resulting from authenticating label and tag sales for the NFL over-all licensing program and Exelgram embossed foil sales for American Express travelers' cheques. Strong revenue growth also occurred in OpSec's dimensional printing division, as sales expanded based on the addition of internally controlled manufacturing capabilities, both in the U.S. and Europe, and the purchase of the Company's previously independent German sales agent.

Gross profits for the quarter ended June 30, 1997 increased 96% to $1,611,357 compared to $822,113 for the quarter ended June 30, 1996. The gross profit margin of 29.7% decreased from the 35.3% for the comparable quarter of the prior year. The gross profit margins are below historical performance levels, as difficulties in our dimensional printing operations, (the processes and controls of which were brought in-house in the second half of last year) produced a less than optimal profit contribution. Improvements and controls that are being implemented are expected to produce a gradual improvement in the overall profit margin.

Operating expenses of $1,374,895 grew 82.5% compared to the prior fiscal year, an increase of $621,598. All costs categories increased as a result of the addition of the dimensional printing division to operations since the second half of the last fiscal year, and the purchase of our German agent during the third quarter of the prior fiscal year. Compensation and related costs increased 52.7% or $221,473, depreciation and amortization increased 185.4% or $121,950, and all other operating expenses increased 104.2% or $278,175.

Net income for the quarter ended June 30, 1997 improved $119,164 to $222,060, as compared to $102,896 for the quarter ended June 30, 1996. Interest expense increased $9,691 as the Company added a revolving credit line. With the conversion of 76% of the Series B Shares into common stock during the fourth quarter of the prior fiscal year, the dividend payment decreased $109,211 to $35,860. No significant tax liabilities were reported for the quarter. The Company carries significant net operating losses for U.S. tax reporting purposes.

QUARTER ENDED JUNE 30, 1996
---------------------------

RESULTS OF OPERATIONS

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

Net income for the quarter ended June 30, 1996 improved $87,901 to $102,896 as compared to $14,995 for the quarter ended June 30, 1995. With the improvements in the Company's liquidity position, all debts, with the exception of some maturing capital leases, were paid off in the prior fiscal year. Interest expense decreased $42,795, and interest earned on cash balances improved $37,990 for the quarter. With the completion of the offering of Series B Shares during the quarter, the quarterly dividend on the Series B Shares of $145,071 exceeded net income, resulting in a net loss applicable to common stock of $42,175.

LIQUIDITY AND CAPITAL RESOURCES

QUARTER ENDED JUNE 30, 1997
---------------------------

The Company's working capital position at June 30, 1997 was $4,407,273. Current assets were 2.24-to-1 over current liabilities. In cluded in this working capital surplus was a cash position of $1,512,351. The Company had no significant long-term liabilities. The balance of the line of credit of $613,729 is serving as a bridge loan for the purchase of a new manufacturing facility located in Maryland. Permanent long-term financing through Economic Development Revenue Bonds of $1,235,000 was secured in July 1997 which retired the then existing line of credit balance.

The Company's purchase of the new manufacturing facility occurred in April 1997 for a purchase price of $700,000. Improvements and additions will increase the overall cost to approximately $1.5 million, with completion and occupancy expected to occur by October 1997.

The Company paid off $1,000,000 in short-term debt that financed a portion of the OpSec Pasternak purchase. The payoff was funded substantially through working capital of the Company.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $426,423 and net income was $222,060. This compares to EBITDA and net income of $172,429 and $102,896, respectively, in the prior year first quarter.

                                   15 of 18

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

QUARTER ENDED JUNE 30, 1996
---------------------------

During the quarter ended June 30, 1996, stockholders' equity increased 8.9% to $7,847,704, up from $7,202,659. The Company completed its offering of Series B Shares by adding $700,333 to equity, net of issuance costs. The total offering raised $4,517,200, net of issuance costs.

The Company's working capital position at June 30, 1996 was $5,251,381, or 7.64-to-1 over current liabilities. Included in this working capital surplus was a cash position of $3,638,388. The Company's long-term debt consisted of $10,050 of capital leases maturing in fiscal 1998. Total long-term obligations decreased $1,519,848 during the prior twelve months, with $1,250,000 having been converted into Series B Shares. The working capital surplus may be used to expand facilities and future acquisitions.

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


                               16 of 18

                                PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) List of Exhibits required by Item 601 of Regulation S-B:

    Exhibit         Exhibit                             Page
    Number          Name                                Reference
    -------------------------------------------------------------
    10.1.1          Purchase of Parkton Property        Filed herewith at
                                                        page number 10.1.1
    27.1.1          Financial Data Schedule             Filed herewith at
                                                        page number 27.1.1

(b) Reports on Form 8-K during the Company's quarter ending June 30, 1997.

    Date of Report      Items Reported
    --------------      --------------
    None



                                   17 of 18

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         OPTICAL SECURITY GROUP, INC.
                                 (Registrant)


Date:  August 7, 1997                     By:  /s/ Richard H. Bard
                                             --------------------------------
                                             Richard H. Bard, Chief Executive
                                             Officer and Director

Date:  August 7, 1997                     By:  /s/ Gerald A. Melfi
                                             --------------------------------
                                             Gerald A. Melfi, Principal
                                             Financial Officer


                                   18 of 18