Form 10QSB
period 1997-09-30
OPTICAL SECURITY GROUP INC
filed 1997-11-13
CIK 843961

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB
(Mark One)                         CONFORMED

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Period Ended September 30, 1997

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

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

Yes   X    No      .
    _____    _____

                     APPLICABLE ONLY TO CORPORATE ISSUES:

Class of Stock             No. of Shares Outstanding              Date
Common                             5,019,283               September 30, 1997

                          Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                         September 30
                                                    1997              1996
                                                 ----------        ----------
ASSETS

Current assets:
 Cash                                           $   976,783        $3,079,531
 Accounts receivable, less allowance
  of $123,228 and $18,852 at the quarter
  ended September 30, 1997 and 1996,
  respectively                                    4,459,277         2,571,433
 Inventory                                        1,548,424           594,391
 Prepaid expenses                                   305,978           114,032
                                                -----------        ----------
Total current assets                              7,290,462         6,359,387

Property and equipment, net                       2,422,682           546,084

Other assets:
 Patents and patent applications, net of
  accumulated amortization of $101,610 and
  $74,666 at the quarter ended September 30,
  1997 and 1996, respectively                       322,315           300,124
 Goodwill, net of accumulated amortization of
  $566,611 and $161,976 at the quarter ended
  September 30, 1997 and 1996, respectively       6,442,480         1,178,529
 License and non-compete agreements, net of
  accumulated amortization of $202,841 and
  $123,285 at the quarter ended September 30,
  1997 and 1996, respectively                       615,090           614,149
 Deposits and other                                 204,957           218,327
                                                -----------        ----------

Total assets                                     17,297,986         9,216,600
                                                ===========        ==========

See accompanying notes


                                    1 of 18

                          Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                September 30
                                                             1997          1996
                                                         -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $ 1,859,159   $   614,560
 Accruals and other liabilities                              437,487       680,577
 Current portion of capital lease obligations                  5,000        14,400
 Current portion of long-term obligations                    441,600             -
                                                         -----------   -----------

Total current liabilities                                  2,743,246     1,309,537

Deferred tax liability                                        25,840        32,300
Capital lease obligations                                      3,803         2,846
Long-term obligations                                        834,545             -

Minority interest in consolidated subsidiary                       -         6,932

Stockholders' equity:
 Voting convertible preferred stock, $0.01 par value
  2,500,000 shares authorized; 1,793 and 7,468
  Series B shares issued and outstanding at
  September 30, 1997 and 1996, respectively
  (preference in liquidation $ 1,954,370)                         18            75
 Common stock $0.05 par value:
  15,000,000 shares authorized; 5,019,283 and
  3,034,552 shares issued and outstanding at
  September 30, 1997 and 1996, respectively                   25,096        15,173
 Additional paid-in capital                               20,133,204    14,196,991
 Foreign currency translation adjustment                      (8,071)         (316)
 Accumulated deficit                                      (6,459,695)   (6,346,938)
                                                         -----------   -----------
Total stockholders' equity                                13,690,552     7,864,985
                                                         -----------   -----------

Total liabilities and stockholders' equity               $17,297,986   $ 9,216,600
                                                         ===========   ===========

See accompanying notes

                                    2 of 18

                         Optical Security Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)



                                               Three Months Ended         Six Months Ended
                                                  September 30              September 30
                                               1997         1996         1997          1996
                                            ----------    ---------   -----------   ----------
Revenues                                    $4,660,530    2,709,787   $10,081,411   $5,036,297
Cost of goods sold                           3,435,825    1,683,792     7,245,349    3,188,252
                                            ----------   ----------   -----------   ----------
Gross margin                                 1,244,705    1,025,995     2,836,062    1,848,045
                                                 26.28%       37.86%        28.13%       36.69%

Operating expenses:
 Salaries and related costs                    699,292      471,759     1,341,267      892,263
 Depreciation and amortization                 184,429       72,231       372,172      138,023
 Other operating expenses                      515,742      329,310     1,060,919      596,312
                                            ----------   ----------   -----------   ----------

Total operating expenses                     1,399,463      873,300     2,774,358    1,626,598

Income (loss) from operations                 (174,758)     152,695        61,704      221,447
Other income (expense)
 Interest expense                              (22,827)        (613)      (36,258)      (4,353)
 Interest income                                12,893       35,199        18,556       76,634
 Other income (expense)                            422            -           422            -
 Foreign currency transaction
  gain (loss)                                   11,828           33         8,383       (3,582)
                                            ----------   ----------   -----------   ----------

Income (loss) before income
  taxes                                       (172,442)     187,314        52,807      290,146

Minority interest in net income of
  consolidated subsidiary                            -       (6,932)            -       (6,932)
                                            ----------   ----------   -----------   ----------
Income (loss) before income taxes             (172,442)     180,382        52,807      283,214

Income tax expense                             (15,401)           -       (18,590)           -
                                            ----------   ----------   -----------   ----------

Net income (loss)                             (187,843)     180,382        34,217      283,214
                                            ==========   ==========   ===========   ==========

Net income (loss) applicable
 To common stock                              (223,703)      31,022       (37,503)     (11,217)
                                            ==========   ==========   ===========   ==========

Net income (loss) per share
 Primary                                        $(0.04)       $0.01        $(0.01)  $        -
                                            ==========   ==========   ===========   ==========
 Fully Diluted                                                $0.01
                                                         ==========

Weighted average shares
 Primary                                     5,019,283    3,034,552     5,019.283    3,034,552
                                            ==========   ==========   ===========   ==========
 Fully diluted                                            3,813,550
                                                         ==========

See accompanying notes

                                    3 of 18

                         Optical Security Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        Three Months Ended        Six Months Ended
                                                           September 30             September 30
                                                        1997         1996         1997        1996
                                                    -----------  -----------  -----------   ---------
OPERATING ACTIVITIES
Net income (loss)                                      (187,843)     180,382       34,217     283,214
Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities:
      Depreciation and amortization                     184,429       72,231      372,172     138,023
      Minority interest in consolidated
          subsidiary                                          -        6,932            -       6,932
Changes in operating assets and liabilities
  Accounts receivable                                   188,489   (1,193,764)   1,737,763    (911,051)
  Inventory                                            (151,779)    (156,673)     115,828    (172,631)
  Prepaid expenses                                       66,980      (12,404)     (62,459)    (37,413)
  Accounts payable & accrued liabilities               (609,633)   1,038,663   (1,767,682)    520,104
                                                    -----------  -----------  -----------   ---------
Net cash provided (used) in
  operating activities                                 (509,357)     (64,633)     429,839    (172,822)

INVESTING ACTIVITIES
Patent application costs                                 (2,860)     (15,109)     (18,844)    (36,673)
Property and equipment                                 (709,710)     (26,251)  (1,580,018)    (28,769)
Licensing agreements                                          -     (195,414)        (432)   (195,414)
Deposits and intangible assets, net                     232,277      (61,187)      11,791     (61,268)
                                                    -----------  -----------  -----------   ---------
Net cash provided (used) in
  investing activities                                 (480,293)    (297,961)  (1,587,503)   (322,124)

FINANCING ACTIVITIES
Proceeds from issuance of common
 stock, net                                                   -            -       20,222           -
Proceeds from issuance of
 preferred stock, net                                         -      (18,833)           -     681,500
Change in line of credit facility                      (247,729)           -      366,000           -
Proceeds from bond financing                            910,144            -      910,144           -
Payments on notes and capital
 lease obligations                                       (1,267)     (33,225)  (1,013,280)    (36,490)
Dividend on preferred stock                             (35,860)    (149,360)     (71,720)   (294,431)
Cost of financing                                       (63,541)           -      (81,554)          -
                                                    -----------  -----------  -----------   ---------
Net cash provided (used) by
  financing activities                                  561,747     (201,418)     129,812     350,579

Effect of exchange rate on
 changes on cash flows                                (107,665)       5,155      (59,453)     (7,925)
                                                    -----------  -----------  -----------   ---------
Net increase (decrease) in cash                        (535,568)    (558,857)  (1,087,305)   (152,292)
Cash, beginning of period                             1,512,351    3,638,388    2,064,088   3,231,823
                                                    -----------  -----------  -----------   ---------
Cash, end of period                                     976,783    3,079,531      976,783   3,079,531
                                                    ===========  ===========  ===========   =========

SUPPLEMENTAL DISCLOSURE OF
NON-CASH FLOW ACTIVITIES
Interest paid                                            22,827          613       36,258       4,353
Income tax expense                                       15,401            -       18,590           -

See accompanying notes

                                    4 of 18

                         Optical Security Group, Inc.
                  Notes to Consolidated Financial Statements
                              September 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Optical Security Group, Inc. (the "Company"), is a technology company which, through its principal subsidiaries, Optical Security Industries, Inc. ("OpSec U.S."), Optical Security Industries International, Plc ("OpSec International"), Dimensional Printing Industries, Inc. ("DPI"), now doing business as OpSec Creative Technologies, and OpSec Pasternak & Partner GmbH & Co., KG ("OpSec Pasternak") provides products and solutions to businesses and governments for the problems of product tampering and counterfeiting, diversion of goods, and illegal document alteration and copying. In addition, the Company provides materials and products for use in decorative packaging and other commercial applications, including holography and dimensional printing for book
illustrations and trading cards, and for consumer product promotions.   The
Company's principal markets are the United States and Western Europe.

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

PROPERTY AND EQUIPMENT

Property and equipment, which are stated at cost, are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation is computed using the straight-line method. The ranges of estimated useful lives are as follows:

                                                        YEARS
                                                        -----
        Leasehold improvements                           2-12
        Computer equipment                                5
        Other equipment and furniture                    5-7
        Production equipment                             5-10
        Building                                          40
        Vehicles                                          4

Property and equipment at September 30, 1997 consist of:

        Land and building                               1,195,582
        Leasehold improvements                            135,377
        Computer equipment                                305,284
        Other equipment and furniture                     185,885
        Production equipment                              982,624
        Vehicles                                           61,176
                                                        ---------
                                                        2,865,928
        Less accumulated depreciation                    (443,246)
                                                        ---------
                                                        2,422,682
                                                        =========

GOODWILL AND LICENSE AGREEMENTS

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at September 30, 1997 is associated with the acquisition of OpSec Pasternak and the purchase of the minority interest in DPI in fiscal 1997, and the acquisition of ELEF, Plc during fiscal year 1995.

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



                                    7 of 18

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME OR LOSS PER SHARE OF COMMON STOCK

Primary earnings or loss per share of common stock, after preferred stock dividend requirements, for the periods ended September 30, 1997 and 1996, are based on weighted average outstanding shares. Fully diluted loss per share for the period ended September 30, 1997 and 1996 was not computed as the effect of common stock equivalents is antidilutive. Fully diluted earnings per share for the quarter ended September 30, 1996 include common stock equivalents from stock
options and warrants.   Earnings and loss per share were computed for the
current and prior period under the Statement of Financial Accounting Standard No. 128, "Earnings Per Share" adopted by the Financial Accounting Standards Board in February 1997.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed in the period incurred.

RECLASSIFICATIONS

Certain amounts in the September 30, 1996 financial statements were reclassified to conform with the September 30, 1997 presentation.

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

                                    9 of 18

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


4. STOCKHOLDERS' EQUITY (CONTINUED)

The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On September 30, 1997, the cumulative unpaid dividend on the Series B Shares of $35,860 was declared and subsequently paid on July 2, 1997. The preferred dividend scheduled for fiscal 1998 on the reduced number of outstanding Series B Shares will be $143,440, or $35,860 per quarter.

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

Below is a summary of common stock reserved by the Company at September 30, 1997 for issuance upon the conversion of preferred stock and the exercise of the various options and warrants:

        Series B preferred stock                  298,833
        Stock option plans                      2,466,413
        Warrants                                1,082,765
                                                ---------
                                                3,848,011
                                                =========

5. STOCK OPTION PLANS AND STOCK WARRANTS

The Company has an Incentive Stock Option Plan ("ISOP") under which 2,000,000 shares of common stock are reserved for issuance. Under the ISOP plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSOP") under which 2,000,000 shares of common stock are reserved for issuance at September 30, 1997. All ISOP and NSOP options were at an exercise price equal to or greater than fair market value at the date of grant.



                                   10 of 18

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)

5. STOCK OPTION PLANS AND STOCK WARRANTS (CONTINUED)

The following is a summary of stock options granted, exercised and outstanding for the quarter ended September 30, 1997 and the two prior fiscal years:

                                                                             WEIGHTED
                                  NUMBER OF SHARES                            AVERAGE
                               ---------------------  OTHER     EXERCISE     EXERCISE    EXPIRATION
                                  ISOP      NSOP     OPTIONS      PRICE        PRICE        DATE
                               --------------------------------------------------------------------
Outstanding, March 31, 1995      724,800    440,001   63,335   $ .20-$5.00  $      2.65
Options exercised                 10,000          -        -   $      4.38  $      4.38
Options canceled                 123,400          -        -   $4.05-$5.00  $      4.28
Options granted                  220,000    310,000        -   $4.05-$5.75  $      5.67   7/96-3/01
                               ---------  ---------  -------   -----------  -----------
Outstanding, March 31, 1996      811,400    750,001   63,335   $ .20-$5.75  $      3.50
Options exercised                      -          -        -             -            -
Options canceled                  45,200      5,000        -   $4.05-$6.00  $      5.64
Options granted                  469,000    387,878        -   $6.00-$7.63  $      6.34   6/01-3/02
                               ---------  ---------  -------   -----------  -----------
Outstanding, March 31, 1997    1,235,200  1,132,879   63,335   $ .20-$7.63  $      4.46
                               =========  =========  =======   ===========  ===========
Options exercised                      -          -   41,167   $       .20            -
Options canceled                 175,000          -    8,834   $       .20            -
Options granted                  200,000     50,000        -   $6.00-$6.37  $      6.37   6/02-7/02
                               ---------  ---------  -------   -----------  -----------
Outstanding, Sept. 30, 1997    1,270,200  1,182,879   13,334   $ .20-$7.63  $      4.47
                               =========  =========  =======   ===========  ===========

The following is a summary of warrants granted, exercised and outstanding for the quarter ended September 30 1997, and the three prior fiscal years:

                                                                         WARRANTS
                                                        ---------------------------------------
                                                           NUMBER OF     EXERCISE  EXPIRATION
                                                            SHARES        PRICE       DATE
                                                        ---------------------------------------
Outstanding, March 31, 1994                                        -
Issued for June 1994 financing                               355,000     $5.00      6/2001
Issued in ELEF, Plc acquisition                               12,346     $4.05      5/2004
Issued in ELEF, Plc acquisition                               57,655     $5.00      5/2004
Issued in The Diffraction Company acquisition                100,000     $4.05     10/2001
Exercised                                                     12,346     $4.05
                                                        ---------------------------------------
Outstanding, March 31, 1995                                  512,655
Issued in conjunction with the Series B financing             85,860     $7.13      1/2003
                                                        ------------
Outstanding, March 31, 1996                                  598,515
Issued in conjunction with the Series B financing             15,500     $7.13      1/2003
Issued upon conversion of Series B shares                    472,917     $6.00      3/2002
                                                        ------------
Outstanding, March 31, 1997                                1,086,932
Exercised                                                      4,167     $6.00
                                                        ------------
Outstanding, September 30, 1997                            1,082,765
                                                        ============



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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement 123 in the year of adoption are not likely to be representative of the effects on pro forma net income for future years. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                    QUARTER ENDED SEPTEMBER 30
                                                       1997            1996
                                                    --------------------------

    Pro forma net income (loss)                     $(266,233)    $142,336
    Pro forma net loss applicable
      to common stock                                (302,093)      (7,024)

    Pro forma earnings per share
      Primary                                       $   (0.06)           -


                                   12 of 18

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


6. STOCK BASED COMPENSATION (CONTINUED)

Exercise prices for options outstanding as of September 30, 1997 ranged from $.20 to $7.63. The weighted-average remaining contractual life of those options is 3.28 years.

7.  NOTES PAYABLE

During the quarter ended June 30, 1997, the Company opened a revolving credit line with Mercantile-Safe Deposit and Trust Company in Baltimore, Maryland. The $2 million facility is secured by the assets of the Company. At September 30, 1997, the Company had a balance outstanding of $366,000.

On July 22, 1997, the Company closed on the issuance of $1,235,000 in Economic Development Revenue Bonds to finance the purchase and improvements to the manufacturing facility acquired in Baltimore County, with Mercantile-Safe Deposit and Trust Company funding the bond issue. The bridge loan provided by the line-of-credit was paid off upon closing of the bond issue. At September 30, 1997, the outstanding balance on the loan was $910,145.

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



                                   13 of 18

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997
--------------------------------

Revenues for the quarter ended September 30, 1997 were $4,660,530, a 72% increase when compared to the revenues of $2,709,787 for the quarter ended September 30, 1996. Sales grew 66% in the holographic division with continuing significant increases in revenues resulting from authenticating label and tag sales for the NFL over-all licensing program and Exelgram(R) embossed foil sales for American Express travelers' cheques. Revenue growth of 79% also occurred in OpSec's dimensional printing division, as sales expanded based on the addition of internally controlled manufacturing capabilities, both in the U.S. and Europe, and the purchase of the Company's previously independent German sales agent.

Gross profits for the quarter ended September 30, 1997 increased 19.4% to $1,224,705 compared to $1,025,995 for the quarter ended September 30, 1996. The gross profit margin of 26.28% decreased from the 37.86% for the comparable quarter of the prior year. Margins on holographic sales remained steady, while margins on lenticular sales are below historical performance levels. Improvements and controls in our dimensional printing operation were begun in our first fiscal quarter, and will continue to be phased in. The Company believes these improvements will result in a gradual improvement in overall profit margins over the ensuing quarters.

Operating expenses of $1,399,463 grew 60.3% compared to the prior fiscal year, an increase of $526,163, of which $435,000 resulted from the addition of the dimensional printing division and the operating expenses of our German agent which was purchased during the third quarter of the prior fiscal year. Compensation and related costs increased 48.2%, or $227,533; depreciation and amortization increased 55.3% or $112,198; and, all other operating expenses increased 56.6% or $186,432.

The Company incurred a net loss for the quarter ended September 30, 1997 of $187,843, as compared to net income of $180,382 for the quarter ended September 30, 1996. Interest expense increased $22,214 as the Company has utilized a line of credit to finance its growing working capital needs. The Company paid a dividend on the Series B shares of $35,860 for the quarter ended September 30, 1997, a decrease of $113,500 as compared to dividends paid in the quarter ended September 30, 1996. No significant tax liabilities were reported for the quarter. The Company carries significant net operating losses for U.S. tax reporting purposes.

QUARTER ENDED JUNE 30, 1997
---------------------------

Revenues for the quarter ended June 30, 1997 were $5,420,881, a 133% increase when compared to the revenues of $2,326,574 for the quarter ended June 30, 1996. Sales grew in the holographic division with significant increases in revenues resulting from authenticating label and tag sales for the NFL over-all licensing program and Exelgram/R/ embossed foil sales for American Express travelers' cheques. Strong revenue growth also occurred in OpSec's dimensional printing division, as sales expanded based on the addition of internally controlled manufacturing capabilities, both in the U.S. and Europe, and the purchase of the Company's previously independent German sales agent.

                                   14 of 18

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


RESULTS OF OPERATIONS (CONTINUED)

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

Operating expenses of $1,374,895 grew 82.5% compared to the prior fiscal year, an increase of $621,598. All costs categories increased as a result of the addition of the dimensional printing division to operations since the second half of the last fiscal year, and the purchase of our German agent during the third quarter of the prior fiscal year. Compensation and related costs increased 52.7% or $221,473; depreciation and amortization increased 185.4% or $121,950; and, all other operating expenses increased 104.2% or $278,175.

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

LIQUIDITY AND CAPITAL RESOURCES

QUARTER ENDED SEPTEMBER 30, 1997
--------------------------------

The Company's working capital position at September 30, 1997 was $4,547,216. Current assets were 2.658-to-1 over current liabilities. Included in this working capital surplus was a cash position of $976,783.

Permanent long-term financing through Economic Development Revenue Bonds of $1,235,000 was secured in July 1997. This facility is being used to finance the purchase of the Company's new manufacturing facility and the improvements and additions being made. The property was occupied on September 30, 1997, with construction of the addition to be completed during the third quarter. The total amount advanced on the bond issue at September 30, 1997 was $910,145.

The Company has a $2 million revolving line of credit to finance working capital needs. The balance outstanding at September 30, 1997 was $366,000.

Earnings before interest, taxes, depreciation and amortization (EBITDA) was $34,814 and the net loss was $187,843. This compares to EBITDA and net income of $260,158 and $180,832, respectively.



                                   15 of 18

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

QUARTER ENDED JUNE 30, 1997
---------------------------

The Company's working capital position at June 30, 1997 was $4,407,273. Current assets were 2.24-to-1 over current liabilities. Included in this working capital surplus was a cash position of $1,512,351. The Company had no significant long-term liabilities. The balance of the line of credit of $613,729 is serving as a bridge loan for the purchase of a new manufacturing facility located in Maryland. Permanent long-term financing through Economic Development Revenue Bonds of $1,235,000 was secured in July 1997 which retired the then existing line of credit balance.

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

EBITDA was $426,423 and net income was $222,060. This compares to EBITDA and net income of $172,429 and $102,896, respectively, in the prior year first quarter.



                                   16 of 18

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) List of Exhibits required by Item 601 of Regulation S-B:

    Exhibit         Exhibit                              Page
    Number          Name                                 Reference
------------------------------------------------------------------
  None



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


                         OPTICAL SECURITY GROUP, INC.
                                 (Registrant)


Date:  November 12, 1997                 By: /s/ Richard H. Bard
                                            --------------------------------
                                            Richard H. Bard, Chief Executive
                                             Officer and Director

Date:  November 12, 1997                 By: /s/ Gerald A. Melfi
                                            --------------------------------
                                            Gerald A. Melfi, Principal
                                             Financial Officer



                                   18 of 18