Form 10QSB
period 1997-12-31
OPTICAL SECURITY GROUP INC
filed 1998-02-19
CIK 843961

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB
(Mark One)                         CONFORMED

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For Period Ended December 31, 1997
                                      OR

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

Yes   X    No      .

                      APPLICABLE ONLY TO CORPORATE ISSUES:

Class of Stock                 No. of Shares Outstanding              Date
Common                              5,183,949                  December 31, 1997

                           Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                December 31
                                                           1997               1996
                                                       ------------        ------------
ASSETS

Current assets:
    Cash                                                $   360,614        $  1,042,734
    Accounts receivable, less allowance
      of $86,265 and $18,852 at the quarter
      ended December 31, 1997 and 1996,
      respectively                                        3,869,014           2,122,457
    Inventory                                             1,424,599           1,176,577
    Prepaid expenses                                        431,552             232,499
                                                       ------------        ------------
Total current assets                                      6,085,779           4,574,267
Property and equipment, net                               2,828,677             716,447

Other assets:
    Patents and patent applications, net of
      accumulated amortization of $107,610 and
      $79,262 at the quarter ended December 31,
      1997 and 1996, respectively                           322,365             316,159
    Goodwill, net of accumulated amortization of
      $719,996 and $234,674 at the quarter ended
      December 31, 1997 and 1996, respectively            6,827,570           6,390,723
    License and non-compete agreements, net of
      accumulated amortization of $229,405 and
      $143,100 at the quarter ended December 31,
      1997 and 1996, respectively                           740,500             624,334
    Deposits and other                                       84,036             780,881
                                                       ------------        ------------

Total assets                                             16,888,927          13,402,811
                                                       ============        ============

See accompanying notes


                                    1 of 19

                          Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                     December 31
                                                               1997                1996
                                                           -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $ 1,169,415         $   636,713
    Accruals and other liabilities                             628,890             979,450
    Current portion of capital lease obligations                 5,000              13,230
    Current portion of long-term obligations                   236,600
                                                           -----------         -----------

Total current liabilities                                    2,039,905           1,629,393

Deferred tax liability                                          25,840              32,300
Capital lease obligations                                        2,841              13,718
Long-term obligations                                        1,022,912           1,000,000

Commitments

Minority interest in consolidated subsidiary                         -              75,278

Stockholders' equity:
    Voting convertible preferred stock, $0.01 par value
       2,500,000 shares authorized; 1,793 and 7,468
       Series B shares issued and outstanding at
       December 31, 1997 and 1996, respectively
       (preference in liquidation $ 1,954,370)                      18                  75
    Common stock $0.05 par value:
       15,000,000 shares authorized; 5,183,949 and
       3,024,552 shares issued and outstanding at
       December 31, 1997 and 1996, respectively                 25,920              17,506
    Additional paid-in capital                              20,353,181          16,992,245
    Foreign currency translation adjustment                    (41,861)              2,491
    Accumulated deficit                                     (6,539,829)         (6,360,195)
                                                           -----------         -----------
Total stockholders' equity                                  13,797,429          10,652,122
                                                           -----------         -----------

Total liabilities and stockholders' equity                 $16,888,927         $13,402,811
                                                           ===========         ===========

See accompanying notes
                                    2 of 19

                         Optical Security Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                          Three Months Ended               Nine Months Ended
                                             December  31                    December 31
                                          1997         1996                1997         1996
                                       ----------   ----------         -----------   ----------

Revenues                               $3,497,702   $3,180,237         $13,579,114   $8,216,534
Cost of goods sold                      2,126,216    2,154,481           9,371,565    5,342,733
                                       ----------   ----------         -----------   ----------
Gross margin                            1,371,486    1,025,756           4,207,549    2,873,801

Operating expenses:
 Salaries and related costs               613,678      484,095           1,954,944    1,376,357
 Depreciation and amortization            235,365      131,596             607,537      269,620
 Other operating expenses                 589,445      333,078           1,649,942      929,390
                                       ----------   ----------         -----------   ----------

Total operating expenses                1,438,488      948,769           4,212,423    2,575,367

Income (loss) from operations             (67,002)      76,987              (4,874)     298,434
Other income (expense)
 Interest expense                          (3,910)      (3,933)            (40,168)      (8,286)
 Interest income                           18,599       19,116              37,155       95,750
 Other income (expense)                         -        1,151                   -        1,151
 Foreign currency transaction
  gain (loss)                              (7,314)      10,999               1,069        7,417
                                       ----------   ----------         -----------   ----------

Income (loss) before income
   taxes                                  (59,627)     104,320              (6,818)     394,466

Minority interest in net income of
   consolidated subsidiary                      -      (15,416)                  -      (22,348)
                                       ----------   ----------         -----------   ----------
Income (loss) before income taxes         (59,627)      88,904              (6,818)     372,118

Income tax expense (benefit)              (15,352)           -               3,238            -
                                       ----------   ----------         -----------   ----------

Net income (loss)                         (44,275)      88,904             (10,056)     372,118
                                       ==========   ==========         ===========   ==========

Net income (loss) applicable
 To common stock                       $  (80,135)  $  (13,256)        $  (117,636)  $  (24,473)
                                       ==========   ==========         ===========   ==========

Net income (loss) per share
 Primary                                   $(0.02)       $0.00              $(0.02)       $(.01)
                                       ==========   ==========         ===========   ==========
 Fully Diluted

Weighted average shares
 Primary                                5,183,949    3,501,220           5,183,949    3,501,220
                                       ==========   ==========         ===========   ==========
 Fully diluted

See accompanying notes
                                    3 of 19

                          Optical Security Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                 Three Months Ended           Nine Months Ended
                                                    December 31                  December 31
                                                 1997          1996           1997          1996
                                              -----------------------     ------------------------
OPERATING ACTIVITIES
Net income (loss)                               (44,275)       88,904       (10,057)       372,118
Adjustments to reconcile net
 income (loss) to net cash
 used in operating activities:
   Depreciation and amortization                235,365       131,596       607,537        269,620
   Minority interest in consolidated
    subsidiary                                        -        15,416             -         22,348
Change in operating assets and liabilities
 Accounts receivable                            546,463      (123,340)    1,245,062       (934,392)
 Inventory                                      123,825      (582,186)      202,153       (754,817)
 Prepaid expenses                              (125,574)      (73,287)     (141,181)      (110,700)
 Accounts payable & accrued liabilities        (500,928)      646,316    (1,180,739)     1,166,420
                                               ---------     ---------    ---------      ---------
Net cash provided (used) in
 operating activities                           234,876       103,419       722,775         30,597

INVESTING ACTIVITIES
Patent application costs                         (6,050)      (20,631)      (24,894)       (57,304)
Acquisition - OpSec Pasternak &
   Partner GmbH                                (538,474)   (1,253,449)     (538,474)    (1,255,949)
Property and equipment                         (456,146)      (75,481)   (2,036,988)      (104,250)
Licensing agreements                             (2,052)            -        (2,595)      (195,414)
Notes receivable                                 43,800             -        (8,110)      (100,000)
Organization Costs                                    -        (3,788)            -         (8,439)
Deposits and intangible assets, net             (25,869)     (694,803)       19,105       (748,920)
                                               --------    ----------     ---------      ---------
Net cash provided (used) in
    investing activities                       (984,791)   (2,048,152)   (2,630,166)    (2,470,276)

FINANCING ACTIVITIES
Proceeds from issuance of common
   stock, net                                   220,991             -       241,023              -
Proceeds from issuance of
   preferred stock, net                               -             -             -        681,500
Change in line of credit facility              (211,000)            -        155,00              -
Proceeds from bond financing                    194,367             -     1,104,512              -
Payments on notes and capital
    lease obligations                              (962)        9,702    (1,014,242)       (26,788)
Dividend on preferred stock                     (35,860)     (102,160)     (107,580)      (396,591)
Cost of financing                                     -        (2,413)      (81,553)        (2,413)
                                               --------    ----------     ---------      ---------
Net cash provided (used) by
   financing activities                         167,536       (94,871)      297,160        255,708
Effect of exchange rate
  changes on cash flows                         (33,790)        2,806       (93,243)        (5,119)
                                                -------    ----------     ---------      ---------
Net increase (decrease) in cash                (616,169)   (2,036,798)   (1,703,474)    (2,189,090)
Cash, beginning of period                       976,783     3,079,531     2,064,088      3,231,823
                                               --------    ----------     ---------     ----------
Cash, end of period                           $ 360,614    $1,042,733     $ 360,614     $1,042,733
                                              =========    ==========     =========     ==========

SUPPLEMENTAL DISCLOSURE OF
NON-CASH FLOW ACTIVITIES
Interest paid                                     3,910         3,933        40,168          8,286
Income tax expense (benefit)                    (15,352)            -         3,238              -

See accompanying notes                        4 of 19

                         Optical Security Group, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Optical Security Group, Inc. (the "Company"), is a technology company which, through its principal subsidiaries, Optical Security Industries, Inc; Optical Security Industries International, Plc ; Dimensional Printing Industries, Inc. ("DPI"), now doing business as OpSec Creative Technologies; and OpSec Pasternak & Partner GmbH & Co., KG ("OP&P") provides products and solutions to businesses and governments for the problems of product tampering and counterfeiting, diversion of goods, and illegal document alteration and copying. In addition, the Company provides materials and products for use in value-added commercial applications, including holography and dimensional printing for book
illustrations and trading cards, and for consumer product promotions.   The
Company's principal markets are the United States and Western Europe.

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



                                    5 of 19
[END OF FILE]

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company grants credit to customers in the ordinary course of business, primarily in the United States and Western Europe. The Company periodically performs credit analyses and monitors customers' financial condition in order to reduce credit risk. Annual credit losses have been minimal and have consistently been within management's expectations.

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

PROPERTY AND EQUIPMENT

Property and equipment, which are stated at cost, are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation is computed using the straight-line method. The ranges of estimated useful lives are as follows:
                                                              YEARS
                                                           -----------
            Leasehold improvements                               2-12
            Computer equipment                                     5
            Other equipment and furniture                         5-7
            Production equipment                                 5-10
            Building                                              40
            Vehicles                                               4

Property and equipment at December 31, 1997 consist of:

            Land and building                              $1,524,142
            Leasehold improvements                            141,351
            Computer equipment                                319,077
            Other equipment and furniture                     215,174
            Production equipment                            1,060,267
            Vehicles                                           63,449
                                                           $3,323,460
                                                           ----------
            Less accumulated depreciation                    (494,783)
                                                           ----------
                                                           $2,828,677
                                                           ==========

GOODWILL AND LICENSE AGREEMENTS

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at December 31, 1997 is associated with the acquisition of OP&P and the purchase of the minority interest in DPI in fiscal 1997, and the acquisition of ELEF, Plc during fiscal year 1995.

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



                                    7 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME OR LOSS PER SHARE OF COMMON STOCK

Primary earnings or loss per share of common stock, after preferred stock dividend requirements, for the periods ended December 31, 1997 and 1996, are based on weighted average outstanding shares. Fully diluted loss per share for the period ended December 31, 1997 and 1996 was not computed as the effect of
common stock equivalents is antidilutive.    Earnings and loss per share were
computed for the current and prior period under the Statement of Financial Accounting Standard No. 128, "Earnings Per Share" adopted by the Financial Accounting Standards Board in February 1997.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed in the period incurred.

RECLASSIFICATIONS

Certain amounts in the December 31, 1996 financial statements were reclassified to conform with the December 31, 1997 presentation.

2. BUSINESS COMBINATIONS

On December 10, 1996, the Company acquired 100% of the stock of OpSec Pasternak & Partner, GmbH, a corporation based in Germany. The purchase price, net of acquisition costs, was approximately $5 million, including 466,668 common shares of the Company valued at $2.8 million, cash of $1.2 million, and a promissory note bearing interest at 6% for $1 million. The acquisition resulted in goodwill of $5,556,393. This allocation for goodwill increased from $5,017,918 to reflect additional post-closing costs, possible loss of tax benefits due to changes in German tax law and other contractural commitments. OP&P had previously operated as an independent broker selling the Company's dimensional printed products in Europe.

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



                                    9 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)

4. STOCKHOLDERS' EQUITY (CONTINUED)

                                                        Redemption
                    Date Redeemed                         Price
--------------------------------------------------------------------
    On or after March 30, 1998, but prior to the third
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


The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On December 31, 1997, the cumulative unpaid dividend on the Series B Shares of $35,860 was declared and subsequently paid on July 2, 1997. The preferred dividend scheduled for fiscal 1998 on the reduced number of outstanding Series B Shares will be $143,440, or $35,860 per quarter.

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

Below is a summary of common stock reserved by the Company at December 31, 1997 for issuance upon the conversion of preferred stock and the exercise of the various options and warrants:

     Series B preferred stock          298,833
     Stock option plans              2,255,913
     Warrants                        1,082,765
                                     ---------
                                     3,637,511
                                     =========



                                    10 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)

5. STOCK OPTION PLANS AND STOCK WARRANTS

The Company has an Incentive Stock Option Plan ("ISOP") under which 2,000,000 shares of common stock are reserved for issuance. Under the ISOP plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSOP") under which 2,000,000 shares of common stock are reserved for issuance at December 31, 1997. All ISOP and NSOP options were at an exercise price equal to or greater than fair market value at the date of grant.

The following is a summary of stock options granted, exercised and outstanding for the quarter ended December 31, 1997 and the two prior fiscal years:


                                                                            WEIGHTED
                              NUMBER OF SHARES                              AVERAGE
                              ----------------       OTHER     EXERCISE     EXERCISE    EXPIRATION
                                ISOP     NSOP       OPTIONS     PRICE        PRICE         DATE
                              ----------------------------------------------------------------------
Outstanding, March 31, 1995      724,800    440,001   63,335   $ .20-$5.00   $2.65
Options exercised                 10,000          -        -        $ 4.38   $4.38
Options canceled                 123,400          -        -   $4.05-$5.00   $4.28
Options granted                  220,000    310,000        -   $4.05-$5.75   $5.67       7/96-3/01
                              ----------------------------------------------------
Outstanding, March 31, 1996      811,400    750,001   63,335   $ .20-$5.75   $3.50
Options exercised                      -          -        -             -       -
Options canceled                  45,200      5,000        -   $4.05-$6.00   $5.64
Options granted                  469,000    387,878        -   $6.00-$7.63   $6.34       6/01-3/02
                              ----------------------------------------------------
Outstanding, March 31, 1997    1,235,200  1,132,879   63,335   $ .20-$7.63   $4.46
                              ====================================================
Options exercised                164,666          -   41,167   $ .20-$5.75       -
Options canceled                 228,334          -    8,834   $ .20-$6.00       -
Options granted                  217,500     50,000        -   $6.00-$6.37   $6.37       6/02-7/02
                              ----------------------------------------------------
Outstanding, Dec. 31, 1997     1,059,700  1,182,879   13,334   $ .20-$7.63   $4.47
                              ====================================================

The following is a summary of warrants granted, exercised and outstanding for the quarter ended December 31, 1997, and the three prior fiscal years:

                                                                      WARRANTS
                                                   ---------------------------------------
                                                        NUMBER OF     EXERCISE  EXPIRATION
                                                         SHARES        PRICE       DATE
                                                   ---------------------------------------

Outstanding, March 31, 1994                                     -
Issued for June 1994 financing                            355,000        $5.00      6/2001
Issued in ELEF, Plc acquisition                            12,346        $4.05      5/2004
Issued in ELEF, Plc acquisition                            57,655        $5.00      5/2004
Issued in The Diffraction Company acquisition             100,000        $4.05     10/2001
Exercised                                                  12,346        $4.05
                                                   ---------------------------------------
Outstanding, March 31, 1995                               512,655
Issued in conjunction with the Series B financing          85,860        $7.13      1/2003
                                                   ---------------
Outstanding, March 31, 1996                               598,515
Issued in conjunction with the Series B financing          15,500         $7.13     1/2003
Issued upon conversion of Series B shares                 472,917         $6.00     3/2002
                                                   ---------------
Outstanding, March 31, 1997                             1,086,932
Exercised                                                   4,167         $6.00
                                                   ---------------
Outstanding, December 31, 1997                          1,082,765
                                                   ===============

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement 123 in the year of adoption are not likely to be representative of the effects on pro forma net income for future years. The Company's pro forma information follows (in thousands except for earnings per share information):

                                    QUARTER ENDED DECEMBER 31
                                       1997            1996
                                    -------------------------

    Pro forma net income (loss)     $(122,664)    $ 276,765
    Pro forma net loss applicable    (158,524)     (378,925)
      to common stock

    Pro forma earnings per share
      Primary                          $(0.03)       $(0.11)



                                    12 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


6. STOCK BASED COMPENSATION (CONTINUED)

Exercise prices for options outstanding as of December 31, 1997 ranged from $.20 to $7.63 The weighted-average remaining contractual life of those options is
3.28 years.

7.  NOTES PAYABLE

During the quarter ended June 30, 1997, the Company opened a revolving credit line with Mercantile-Safe Deposit and Trust Company in Baltimore, Maryland. The $2 million facility is secured by the assets of the Company. At December 31, 1997, the Company had a balance outstanding of $155,000.

On July 22, 1997, the Company closed on the issuance of $1,235,000 in Economic Development Revenue Bonds to finance the purchase and improvements to the manufacturing facility acquired in Baltimore County, with Mercantile-Safe Deposit and Trust Company funding the bond issue. The bridge loan provided by the line-of-credit was paid off upon closing of the bond issue. At December 31, 1997, the outstanding balance on the loan was $1,104,512.

As of May 6, 1997, the Company had paid off, in full, the $1 million in short-term debt that financed a portion of the OP&P purchase. The payoff was funded substantially through working capital of the Company.



                                    13 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1997
-------------------------------

Revenues for the quarter ended December 31, 1997 were $3,497,702 a 10% increase when compared to the revenues of $3,180,237 for the quarter ended December 31, 1996. Sales grew 95% in the security products division with significant increases in revenues resulting in part from authenticating label and tag sales for the NFL over-all licensing program and Exelgram(R) embossed foil sales for American Express travelers' cheques. Revenue in OpSec's dimensional printing division declined 62% during the quarter compared to the same quarter in the prior year. Year-to-date, revenues in security and dimensional printing have grown 73% and 56% respectively.

Commercial sales of OP&P peaked soon after the acquisition, but decreased $1,220,000 this quarter over the same quarter of the prior year. Management is reviewing the loss in revenue, and results to date, so as to make a determination if the revenue trend to date is of a temporary nature in the booking of jobs and the timing of revenue, or if it is an indicator of continuing subpar results. If the ability to generate revenues is found to be impaired, Management will review the amount of goodwill recorded in the purchase transaction and determine if an adjustment is needed. Total goodwill recorded for this purchase, net of amortization, is $5,123,312.

Gross profits for the quarter ended December 31, 1997 increased 33.3% to $1,371,406 compared to $1,025,756 for the quarter ended December 31, 1996. The gross profit margin of 39.2% increased from the 32.2% for the comparable quarter of the prior year. Margins were higher in security sales which comprised a significant proportion of the current quarter sales, but were less than half of the total in the same quarter of the prior year. Margins on security product sales remained steady, while margins on dimensional printing sales are below historical performance levels. Improvements and controls in our dimensional printing operation were begun in our first fiscal quarter, and will continue to be phased in.

Operating expenses of $1,438,488 grew 51.6% compared to the prior fiscal year, an increase of $489,719 of which $363,000 resulted from the addition of the dimensional printing division and the operating expenses of OP&P which was acquired during the third quarter of the prior fiscal year. Compensation and related costs increased 26.8% or $129,583; depreciation and amortization increased 78.9% or $103,769; and, all other operating expenses increased 76.9% or $256,367.

The Company incurred a net loss for the quarter ended December 31, 1997 of $44,275, as compared to net income of $88,904 for the quarter ended December 31, 1996. The Company paid a dividend on the Series B shares of $35,860 for the quarter ended December 31, 1997, a decrease of $66,300 as compared to dividends paid in the quarter ended December 31, 996. No significant tax liabilities were reported for the quarter. The Company carries significant net operating losses for U.S. tax reporting purposes.



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

Operating expenses of $1,399,463 grew 60.3% compared to the prior fiscal year, an increase of $526,163, of which $435,000 results from the addition of the dimensional printing division in the second half of the last fiscal year and the purchase of our German agent during the third quarter of the prior fiscal year. Compensation and related costs increased 48.2%, or $227,533, depreciation and amortization increased 55.3% or $112,198, and all other operating expenses increased 56.6% or $186,432.

The Company incurred a net loss for the quarter ended September 30, 1997 of $187,843, as compared to net income of $180,382 for the quarter ended September 30, 1996. Interest increased $22,214 as the Company has utilized a line of credit to finance its growing working capital needs. The Company paid a dividend on the Series B shares of $35,860 for the quarter ended September 30, 1997, a decrease of $113,500 as compared to dividends paid in the quarter ended September 30, 1996. No significant tax liabilities were reported for the quarter. The Company carries significant net operating losses for U.S. tax reporting purposes.

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



                                   15 of 19

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)

RESULTS OF OPERATIONS (CONTINUED)

QUARTER ENDED JUNE 30, 1997 (CONTINUED)
---------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

QUARTER ENDED DECEMBER 31, 1997
-------------------------------

The Company's working capital position at December 31, 1997 was $4,045,874. Included in this working capital surplus was a cash position of $360,614. Current assets were 3-to-l over current liabilities. Included in this working capital surplus was a cash position of $360,614.

Permanent long-term financing through Economic Development Revenue Bonds of $1,235,000 was arranged in July 1997. This facility is being used to finance the purchase of the Company's new manufacturing facility and the improvements and additions therein. The property was occupied on September 30, 1997, with construction of the addition completed during the third quarter. The total amount advanced on the bond issued at December 31, 1997 was $1,104,512.

The Company has a $2 million revolving line of credit to finance working capital needs. The balance outstanding at December 31, 1997 was $155,000.

Earnings before interest, taxes, depreciation and amortization (EBITDA) was $179,648 and the net loss was $44,275. This compares to EBITDA and net income of $284,433 and $88,904, respectively.



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

Earnings before interest, taxes, depreciation and amortization (EBITDA) was $34,814 and the net loss was $187,843. This compares to EBITDA and net income of $260,158 and $180,832.

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


                                   17 of 19

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) List of Exhibits required by Item 601 of Regulation S-B:

    Exhibit         Exhibit                            Page
    Number          Name                               Reference
----------------------------------------------------------------
  None



  Date of Report          Items Reported
  --------------          --------------
  None



                                   18 of 19