Form 10KSB
period 1998-03-31
OPTICAL SECURITY GROUP INC
filed 1998-07-06
CIK 843961

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

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


                                 COMMON STOCK
                               (TITLE OF CLASS)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]
NO [_]

CHECK IF DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

THE ISSUER'S REVENUE FOR ITS MOST RECENT FISCAL YEAR WAS $9,798,713.

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE ISSUER, 4,403,834 SHARES OF COMMON STOCK, AS OF MAY 29, 1998, WAS APPROXIMATELY $23,670,608, BASED ON THE CLOSING BID OF THE ISSUER'S COMMON STOCK AS REPORTED ON THE NASDAQ STOCK MARKETSM. SHARES OF COMMON STOCK HELD BY EACH DIRECTOR, EACH OFFICER NAMED IN ITEM 9, AND EACH PERSON WHO OWNS 10% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED FROM THIS CALCULATION IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THE DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY CONCLUSIVE.

AS OF JUNE 8, 1998, THE ISSUER HAD 5,758,950 SHARES OF COMMON STOCK OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES [_] NO [X]

EXHIBIT INDEX FOUND AT PAGE 23.

                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

General
-------

     Optical Security Group, Inc., together with its subsidiaries (the "Company"), manufactures and markets highly sophisticated holographic and other security technologies used in a variety of security, document authentication, product protection, anti-tampering, and marketing applications. The Company owns patents and copyrights for several of its technologies, products, and processes, and holds licenses or other rights for others. The Company was incorporated on August 4, 1988, as a Colorado corporation under the name TSL Incorporated.

Business Development  (Last Three Years)
----------------------------------------

     Effective November 1, 1996, the Company acquired OpSec Pasternak & Partners GmbH, a private company organized under the laws of Germany ("OP&P"), engaged in the distribution of value added packaging and point-of-sale material, including holographic and lenticular products, in Europe and the Company's European sales agent.

     On April 30, 1997, the Company purchased a manufacturing and office facility located in Parkton, Maryland (the "Parkton Facility"). The Company completed its improvements and moved its manufacturing facilities from Sparks, Maryland to the Parkton Facility by November 30, 1997. The purchase and improvements on the Parkton Facility were financed through the sale of Economic Development Revenue Bonds.

     In March 1998, the Company announced that it was discontinuing its lenticular business (Dimensional Printing Industries, Inc.), which was started in 1996, as it was not central to its security authentication and anti-counterfeiting business. Discontinuance of the lenticular business will involve terminating the production of lenticular products in Europe and consolidating lenticular production in Denver and is expected to improve efficiency and cost-effectiveness of the Company's buying, manufacturing, and marketing. It will also reduce the number of employees required in operations. The Company intends to sell the lenticular business, spin off the lenticular business to existing shareholders in the form of a dividend, or otherwise dispose of the lenticular business. Until such time as this occurs, the Company will continue to finance the lenticular business. For its fiscal year ended March 31, 1998, the Company will record a one-time charge of $2,460,000 to account for the costs associated in discontinuing and selling the lenticular business. The Company's discussion of the business excludes the lenticular business.

     On May 29, 1998, the Company, through its newly-formed, wholly-owned subsidiary, OpSec Advantage, Inc., a Colorado corporation ("OpSec Advantage"), completed the purchase of substantially all of the assets of Advantage Technology, Inc. ("ATI"), a Pennsylvania corporation, engaged in the business of manufacturing security products used primarily for government document applications, such as driver's licenses, passports, ID cards, and for tamper-evident labels. The acquisition was effective as of May 1, 1998. In the acquisition, OpSec Advantage acquired AdvantageTM , a chemical coating created through an array of chemical processes protected by patents that cannot be duplicated by any graphic technology available today, including color laser copiers or computer digital imaging.

Products
--------

     The Company's products include foils, labels, hang tags, and other security devices which can be designed to include:

     . Holographic imaging and super-resolution Exelgram optically variable devices (OVD's);

     .    Microembossed films and threads;

     .    Self-destructing, tamper-evident holograms;

     .    Write-resistant laminates or coatings; and

     .    Specialty coatings.

     The Company's micro-embossed "AlphaDot" technology permits the encoding of certain data in a label or hang tag. In addition, the Company is a sublicensee of Exelgram, a latest generation holographic technology which is computer-generated and provides very high resolution.

Markets
-------

     The markets for the Company's security products are growing rapidly due to:
1) increasingly sophisticated technology and low-cost, global manufacturing making counterfeiting and tampering easier, more widespread, and more difficult to police; 2) increasing government and corporate awareness and sense of urgency that steps must be taken soon to protect their products, brands, and documents; and 3) innovations in optically variable devices ("OVD"), adhesives, and labels, dramatically lowering the per unit cost and increasing the effectiveness of using OVDs for product protection and/or document authentication.

     The following chart summarizes the Company's product areas and primary markets:

     Product Area                         Market            Target Group
     -----------------------------  -------------------   ----------------

     (1) Document Authentication    Documents of  Value   Private Industry
                                                          Governments

     (2) Product Protection/        Brand Protection      Private Industry
         Authentication             Parts Authentication
                                    Pharmaceutical

Distribution Methods.  The Company has sales offices in Denver, Colorado;
--------------------
Parkton, Maryland; Lancaster, Pennsylvania; Shepshed, England; Willich, Germany; and Singapore. The Company also distributes its products using independent marketing agents and distributors in the United States and throughout Western Europe and in parts of Eastern Europe, South America, and Asia. The Company also sells its secured temporary registration permits in the United States through the American Association of Motor Vehicle Administrators ("AAMVA").

Competition
-----------

     The Company's competitors fall into the following categories:

     1. Holographic Divisions of Large Security Printers. The Company's largest competitors are the holography divisions of security printers such as American Bank Note ("ABN") and Thomas DelaRue (U.K.). For these competitors, OVDs represent a relatively small revenue-generating opportunity as compared with their main business of printing security documents (e.g. visas, passports, and bearer bonds) and currencies. ABN's holography division ("ABNH") derives much of its revenues from providing holographic security on the Visa, Mastercard, and other credit cards.

     2. Security Divisions of Large Label Manufacturers. Companies such as Avery-Denison and 3M have only recently begun to explore the potential to apply OVDs to the products they manufacture. Both companies have proprietary technologies which are offered as competition to OVD's.

     3. Foil Manufacturers. L.G. Kurz (Germany), Markem Astor Universal, a division of API Group Plc. ("Astor"), Holopak (U.S.A.), and Crown Roll Leaf (U.S.A.), manufacture hot-stamped foils which also provide holographic devices primarily for the authentication of documents. The strategy of these companies is to be the lowest cost manufacturer of hot-stamped foils. The Company has partnered with Astor in certain key holographic applications.

     4. Companies Offering Specialized Technologies. Certain companies have focused on developing applications and markets for specific patented and proprietary technologies.

     5. Holographic Label Suppliers. Certain companies such as Bridgestone, CFC Applied, Applied Holographics, and Hologram Industries compete directly with the Company for holographic label and foil security applications. Bridgestone is privately held; CFC is listed on The Nasdaq Stock MarketSM; Applied Holographics is listed on the London Stock Exchange; and Hologram Industries on the Paris Stock Exchange.

     6. OVD Brokers and Sales Agents. Literally hundreds of companies throughout the world act as sales agents or brokers for the competitors listed above and/or for smaller technology companies. Knowledge of the local market and appropriate connections within the target industries are their key competitive advantages.

     7. Other Technology Companies. As in any technology industry, particularly an infant industry, there are numerous new technologies being developed in optical labs or by individual inventors. Most of the companies with these technologies have little if any revenues.

Sources of Raw Materials.  The Company has numerous sources for raw materials.
------------------------
Key suppliers include FLEXcon, Astor, L.G. Kurz, WEB Technologies, Adchem Corp., Holopak, Inc.

Significant Customers.  With the exception of the licensees (as a group) of the
---------------------
National Football League Properties, representing approximately 25% of the Company's continuing revenue in Fiscal 1998, the Company does not depend on any single customer, or group of customers, for a significant part of its revenue.

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

Employees.  As of March 31, 1998, the Company employed 80 employees full-time,
---------
and 2 employees part time.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's principal facilities are as follows:

Location                        Use
--------                        ---

535 16th Street                 Optical Security Group, Inc.
Suite 920                       Corporate Office
Denver, Colorado  80202

Halskestrasse 3-5               OpSec Pasternak & Partner GmbH
47877 Willich                   Co. KG/International sales office
GERMANY

1809 Olde Homestead Lane        OpSec Advantage
P. O. Box 10155                 Manufacturing; sales office
Lancaster, Pennsylvania
17606-155

Unit 4 Gelders Hall Road        OpSec International
Shepshed Leicestershire         Imaging facilities; international
LE12 9NH                        sales office
UNITED KINGDOM

21132 Old York Road             OpSec U.S.
Parkton, Maryland               Manufacturing; sales office

     Except for the Parkton Facility, all of the facilities are leased. The facility located at 535 16th Street, Suite 920, is leased from a corporation of which Mr. Richard H. Bard is an officer and shareholder. (See Item 12. Certain Relationships and Related Transactions.)

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

PART II

FORWARD LOOKING STATEMENTS

     To the extent that financial information and management's discussion and analysis of financial condition and results of operations contain forward-looking statements, such statements involve risks and uncertainties which could cause the Company's actual results to differ materially from the anticipated results discussed herein. Factors that might cause such a difference include, but are not limited to, changes in demand for the Company's products and services, changes in the level of operating expenses, the Company's inability to successfully integrate ATI with the Company, competitive conditions, and product supply. Recipients of this document are cautioned not to place undue reliance on the forward-looking statements made herein.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock
-----------------------

     The Company's common stock is traded on The Nasdaq SmallCap Stock Market/SM/ ("NASDAQ") under the symbol "OPSC." The following table sets forth, on a per share basis, the range of high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by NASDAQ:

     Year Ended March 31, 1998               High    Low

     First Quarter ended 06/30/97            $7.37  $6.12
     Second Quarter ended 09/30/97            8.00   6.00
     Third Quarter ended 12/31/97             7.25   5.75
     Fourth Quarter ended 03/31/98            7.00   5.25

     Year Ended March 31, 1997

     First Quarter ended 06/30/96             6.25   5.75
     Second Quarter ended 09/30/96            6.12   5.62
     Third Quarter ended 12/31/96             6.07   5.62
     Fourth Quarter ended 03/31/97            8.00   5.50

The quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

     As of June 8, 1998, there were 864 holders of record and approximately 1,263 beneficial holders of the Company's common stock.

     The Company has not paid any dividends on its common stock since inception. Pursuant to the terms of its Series B 8% Cumulative Convertible Exchangeable Preferred Voting Stock ("Series B Shares"), no dividends or other payments can be declared and paid on the Company's common stock unless the Company also declares and pays to the holders of Series B Shares dividends on the shares of common stock issuable upon conversion of the Series B Shares and unless there are no accrued and unpaid dividends on the Series B Shares. The payment of cash dividends on common stock is prohibited under the Company's loan agreement with Mercantile-Safe Deposit and Trust Company and is also restricted under the terms of the Company's 8% Senior Subordinated Convertible Debentures due May 31, 2005 (the "Debentures").

Recent Sales of Unregistered Securities
---------------------------------------

     In June 1998, the Company completed its private placement of common stock and Debentures. The Company raised a total of $4,030,000, of which $2,770,000 was from the sale of Debentures and $1,260,000 was from the sale of 210,000 shares of common stock. In connection with the private placement, the Company incurred expenses of approximately $400,000, including placement fees of $303,600 paid to Value Investing Partners, Inc.

     The Company raised $2,660,000 from the sale of securities to non-U.S. persons in reliance on the exemption from registration provided under Regulation S of the Securities Act of 1933, as amended (the "Act"). The Company raised $1,370,000 from the sale of securities made to accredited investors or institutional buyers within the United States in reliance on the exemption from registration provided under Regulation D of the Act, or alternatively, Section 4(2) of the Act. The offers and sales did not involve any public offering or any general advertisement or solicitation. The Company also obtained written representations from the purchasers concerning their status as an accredited investor, institutional buyer, or non-U.S. person and their investment intent as a basis for claiming such exemptions.

     The Debentures are convertible into shares of common stock commencing from the date of issuance, at a conversion price of $6.50 per share subject to certain anti-dilution adjustments. Warrants to purchase a total of 24,000 shares of common stock at an exercise price of $6.00 per share were issued to purchasers of the common stock in connection with the placement. The Company has undertaken to use its best efforts to register the common stock and the common stock underlying the Debentures sold in the placement with the Securities and Exchange Commission.

     Additionally, between March 31, 1997, and May 31, 1998, the Company issued a total of 443,834 shares of common stock in connection with (a) the exercise of stock options granted to former directors of the Company under its Nonqualified Stock Option Plan and former employees under its Incentive Stock Option Plan, and (b) the exercise of warrants held by certain purchasers of the Company's Series B Shares. The Company received a total of $613,033 in connection with the issuance of such shares. Such sales were made in reliance on an exemption from registration provided by Section 4(2) of the Act and/or Regulation S of the Act. The Company relied on written representations of the purchasers as the basis of claiming such exemptions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussions should be read in conjunction with the Financial Statements and Notes thereto.

Results of Operations
---------------------

Fiscal Year Ended March 31, 1998
--------------------------------

     Since September 1996, the Company has operated a lenticular printing business which drew upon the imaging expertise and resources employed in its security business. In March 1998, the Company announced that it was discontinuing the lenticular business, as it was consuming critical resources which will be more effectively utilized in the Company's security authentication business. Discontinuance of the lenticular business will involve terminating the production of lenticular products in Europe and consolidating lenticular administration, imaging and production management in Denver. The Company intends to sell, spin-off to existing shareholders in the form of a dividend, or otherwise dispose of the lenticular business.

     The Consolidated Statements of Operations of the Company for the fiscal years ended March 31, 1998 and 1997, reflect the revenues and expenses of the security business. The lenticular business is reported as discontinued operations, and includes losses for the periods then ended, and management's estimate of loss on sale and anticipated operating losses from April 1, 1998, to the anticipated disposal date.

     Revenues increased 61.7% to $9,798,713, and include the full-year impact of sales of security foils to American Express Travel Services (to be applied to its travelers' cheques) and the sale of authenticating labels and garment tags to licensees of the National Football League. Both programs began in the second half of the prior fiscal year, and are on-going. Expansion of the Company's authentications program for (U.S.) States' temporary license tags also contributed to this growth; and new markets in both Eastern Europe and South America provided new sales opportunities during the period. The document authentication product line will be further augmented by the purchase of substantially all of the assets of ATI which was consummated in May 1998. ATI will provide security coatings for application to labels and over-laminates used to protect documents such as drivers' licenses and passports from counterfeiting, alteration, and/or tampering.

     Gross margins declined slightly from 43.26% to 41.52%, as the mix of business has shifted to include several large base customers at lesser margins than on standard product lines. Improvements were made in purchasing agreements throughout the year as volume levels could be ascertained.

     Operating expenses increased $879,348 to $3,007,134. Salaries and related costs increased $395,863, including several executive appointments, and a significant addition to the Company's security sales and customer support teams. Depreciation and amortization expenses increased to $301,571 from $186,403. The increase resulted, in part from the write-off of certain patent costs and the full-year amortization of license fees for new technology. Other operating expenses increased $368,317, primarily the result of increased marketing, travel, and administrative expenses. In addition, the Company increased expenditures for research and development from $13,396 to $67,067.

     The Company had net interest expense of $143 compared to net interest income of $101,700 in the prior year. This change resulted from the utilization of cash resources to fund lenticular operations; the addition of debt financing for plant construction; and working capital financing as the sales and receivables base increased. Dividends on Series B Shares amounted to $143,440 compared to $431,649 in the prior fiscal year. No income tax liability is anticipated in either the Company's domestic or international operations.

     Revenues for the year ended March 31, 1998, in the lenticular business increased to $7,129,685, a 1.47% increase over revenues of $7,026,610 for the year ended March 31, 1997. Gross profit margins decreased to 16.44% compared to 24.51% in the prior fiscal year. Gross profit margins were adversely affected by inefficiencies in the start-up of lenticular product manufacturing. Operating expenses increased $2,299,297 to $4,223,841. This increase includes full-year operations for the lenticular production division and the European sales division, both of which commenced operations in the third quarter of the prior fiscal year. In addition, the division recognized bad debt expense of $613,685 due to the bankruptcy of two significant customers. Depreciation and amortization expense increased $115,168, primarily due to the full-year amortization of goodwill and the write-off of production tooling that was initially developed.

Fiscal Year ended March 31, 1997
--------------------------------

     Operations for the year ended March 31, 1997, have been restated to reflect the discontinuance of the lenticular business, announced in March 1998.

     Revenues in the Company's security business increased 60.9% to $6,059,154. Significant growth in sales started in the late third quarter as the Company began delivering security foils to the American Express Travel Services to be applied to its travelers' cheques; and the sale of authenticating labels and garment tags to licensees of the National Football League.

     Gross margins declined from 52.94% to 43.26%, as the mix of business has shifted to include several large base customers at lesser margins than on standard product lines. In addition, holographic originations and patterns, generally sold at higher margin levels, became a relatively small proportion of the sales mix.

     Operating expenses increased $176,223 to $2,127,786. Salaries and related costs increased $42,777. Depreciation and amortization expenses increased $61,079, with the remaining cost increases spread between increased marketing, travel and administrative expenses.

     The Company had net interest income of $101,700 compared to net interest expense of $34,341 in the prior year. The change resulted from the conversion of subordinated debt to convertible preferred stock during the fiscal year, and the liquidity resulting from the issuance of preferred stock during the year. Dividends for the year on the preferred stock were $431,649.

     Revenues in the Company's lenticular business grew 35.4% to $7,026,610. The Company started the internal production of dimensional printing products during the third quarter. Previously, the Company was an agent with a limited license to sell similar products in Western Europe. As a result of the Company's production capabilities, significant new accounts were added in the third and fourth quarters in North America.

     Operating expenses in the lenticular business increased $957,988 to $1,924,544. This increase resulted in establishing a manufacturing function based in the United States, and the purchase of the Company's agent in Germany. Both events occurred in the third quarter of the year, and added to the cost of operations for what was previously a United Kingdom-based sales function. Compensation increased $174,840, depreciation and amortization increased $361,324, and other operating expenses increased $421,824.

Liquidity and Capital Resources
-------------------------------

Fiscal Year Ended March 31, 1998
--------------------------------

     The Company utilized a strong liquidity position at the beginning of the fiscal year to fund the purchase and development of a new manufacturing plant necessary for production for new security label customers; paid off $1 million in seller financing on its German acquisition; and enabled the Company to obtain favorable bond financing of $1,235,000 and a $2 million bank credit facility.

     The Company's working capital position at March 31, 1998, was $1,736,803, and its current ratio was 1.575-to-1. Included in the working capital surplus was a cash position of $797,388. Included in current liabilities was a reserve of $900,000 for anticipated losses in the next fiscal year in the lenticular business. The Company's long-term debt consisted of $1,001,582 in bond financing and $2,462 in capital lease obligations.

     The Company reported operating income of $1,060,925 and net income of $1,032,867 from its continuing (security) business. Excluding non-cash expenses of $301,571, earnings before interest, taxes, depreciation and amortization were $1,362,496. The lenticular business operated at a loss of $3,052,382. A reserve of $2,460,000 was also recorded to include an estimated loss on sale and a reserve for losses prior to disposal. The total loss from discontinued operations was $5,512,382. When combined with the net income from the continuing (security) business, the Company reported a net loss of $4,479,515.

     Subsequent to year end, during its fiscal quarter ending June 30, 1998, the Company sold $4,030,000 of securities in a private placement. Of that amount, $2,770,000 was from the sale of Debentures, and $1,260,000 was from the sale of 210,000 shares of common stock. (See Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Recent Sales of Unregistered Securities.) Funds from the private placement were used, in part, to fund the purchase of substantially all of the assets of ATI. ATI was effectively purchased on May 1, 1998, for a short-term note of $2 million, common shares of the Company valued at $2,000,000, and the pay-off of approximately $455,000 in debt obligations assumed in the purchase. Remaining funds from the placement will be used to supplement the Company's working capital position.

Fiscal Year Ended March 31, 1997
--------------------------------

     Operations for the year ended March 31, 1997, have been restated to reflect the discontinuance of the lenticular business announced in March 1998.

     During the year ended March 31,1997, the Company raised $3,128,268, net of offering costs from the issuance of common stock, and $679,086, net of offering costs from the issuance of 775 Series B Shares. The funds were used to rebuild working capital used to finance the German acquisition and the start-up of Dimensional Printing Industries, Inc. Remaining funds were used for working capital. Total stockholders' equity increased 91.1% to $13,767,285, up from $7,202,659.

     The Company's working capital position at March 31, 1997, was $5,092,557, resulting in a current ratio of 3.58-to-1. Included in this working capital surplus was a cash position of $2,064,088. The Company's long-term debt consisted of $6,507 of capital lease obligations.

     The Company reported operating income of $493,644 and net income of $606,932 from its security business for the year ended March 31, 1997. Excluding non-cash expenses of $186,403, earnings before interest, taxes, depreciation, and amortization were $680,047 and net income was $793,335. Discontinued operations contributed a net loss of $261,752 which reduced combined net income to $345,180.

     Subsequent to the year ended March 31, 1997, the Company negotiated a $2 million revolving line of credit with Mercantile-Safe Deposit and Trust Company. The credit facility is secured by the assets of the Company. The Company uses such credit facility to finance inventories and trade supplies. The credit facility was also used to bridge financing to purchase the Parkton Facility. The Company replaced such financing in July 1, 1997, with $1,235,000 of Economic Development Revenue Bond ("EDRB") financing. The revolving line and EDRB are cross collateralized and cross defaulted.

Computerized Operations and the Year 2000
-----------------------------------------

     Based on an internal review of its data processing, operating, manufacturing and other computer-based systems, the Company does not currently believe that it will experience any significant adverse effects or material unbudgeted costs resulting from the inability of current technology to process properly the change from the year 1999 to 2000. However, if the Company's suppliers and customers cannot process properly the change from the year 1999 to 2000, the Company may be adversely affected.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by this item are included herein starting at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers
--------------------------------

     Directors, executive officers, and significant employees of the Company, as of June 15, 1998, are as follows:

     Name                    Age   Position
     ----                    ---   --------

     Richard H. Bard         50    Chairman of the Board, and Chief
     Executive Officer

     Mark T. Turnage         37    President and Chief Operating Officer

     Edward Dietrich         45    President of OpSec U.S., and
                                   Senior Vice President Sales.

     Catherine M. Gotwalt    42    Secretary

     Martin T. Hart          62    Director

     J. R. Holland, Jr.      54    Director

     Richard D. Lamm         63    Director

     Gerald A. Melfi         47    Chief Accounting Officer and Treasurer

     Bruce I. Raben          44    Director

RICHARD H. BARD has been a director and chief executive officer of the Company since September 1993. He was elected chairman of the board in April 1994. Mr. Bard served as president from April 1994 to July 1997, and treasurer from September 1993 to December 1994. Mr. Bard is also the chief executive officer of Bard & Co., Inc., a diversified investment management company, and chairman of Security Technology Group, Inc., a private company involved in electronic security system integration. From 1989 to 1991, Mr. Bard was vice-chairman of ComputerLand Corporation and chief executive officer of ComputerLand International, Inc (since renamed Vanstar Corporation). From 1986 to 1988, Mr. Bard was chairman and chief executive officer of Coast America Corporation, the franchisor of Coast-to-Coast Hardware stores. From 1978 to 1986, Mr. Bard was the president and chief operating officer of FoxMeyer Corporation, a large pharmaceutical distributor and franchisor of drug stores. Mr. Bard is also a director of Vanstar Corporation.

EDWARD DIETRICH has been president of OpSec U.S. since July 1997, and senior vice president sales since October 1996. Mr. Dietrich served as vice president sales of OpSec U.S. from August 1994 to October 1996. Mr. Dietrich was employed by American Bank Note Holographics, Inc. from February 1992 until August 1994 as the director of sales and marketing. From June 1989 to February 1992, he was vice-president of United States business development for Business Vision Management Systems, Inc., a computer software company.

MARTIN T. HART has been a director since December 1993 and serves as the chairman of the Compensation Committee, and as a member of the Audit Committee and Nominating Committee. Mr. Hart has been a Denver-based businessman and investor for the past twenty-eight years. He is also a director of Schuler Homes, Inc., T. Netiks, P.J. America, Inc. and PNB Financial Group, the holding company for Pacific National Bank, and a trustee of MassMutual Corporate Investors and MassMutual Participation Investors.

J. R. HOLLAND, JR. has been a director since July 1994 and serves as chairman of the Audit Committee, and as a member of the Nominating Committee. Since 1991, he has been the managing director of Hunt Capital Group, L.L.C. and president and chief executive officer of Unity Hunt, Inc., diversified investment companies based in Dallas, Texas. He is also a director of Placid Refining Company, Heartland Wireless Communications, Inc., and TNP Enterprises, Inc.

RICHARD D. LAMM has been a director since December 1993 and serves on the Audit Committee. He previously served as a director from 1989 through 1992. Since 1987, Mr. Lamm has been a professor and director of the Center for Public Policy and Contemporary Issues at the University of Denver. He was a law partner at Berliner, Boyle, Pablan, Zisser and Walter P.C. and O'Connor and Hannan, from 1987 until 1992. Mr. Lamm served as the governor of the state of Colorado from 1975 to 1987.

BRUCE I. RABEN has been a director since February 1995. He serves as chairman of the Nominating Committee and is a member of the Compensation Committee. Since February 1996, Mr. Raben has been the managing director of CIBC Oppenheimer Securities Corp. in Los Angeles. From March 1990 until January 1996, he served as the executive vice president and director of corporate finance at Jefferies & Company, Inc., an investment banking firm. He is also a director of Equity Marketing, Inc. and Terex Corporation.

MARK T. TURNAGE has been president and chief operating officer of the Company since July 1, 1997. Mr. Turnage served as managing director of OpSec International from November 1995 to July 1997 and prior to that as vice president from July 1994 to July 1997. From 1991 to 1994, Mr. Turnage practiced law with Davis, Graham & Stubbs in Denver, Colorado. From 1986 to 1989, Mr. Turnage served as a management consultant with McKinsey & Co.

     There are no family relationships among the Company's directors or executive officers. The directors of the Company serve in such capacity until the next annual meeting of the Company's shareholders. Committee members are appointed by the board of directors to serve a one year term or until their successors have been elected. Mr. Bard has an employment agreement with the Company. The Company's other officers serve at the discretion of the Company's board of directors.

     To the Company's knowledge, none of the above listed individuals has been involved in legal proceedings during the last five years that are material to an evaluation of the ability or integrity of any director, executive officer, promoter or control person.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The Company believes that during the fiscal year ended March 31, 1998, its directors, officers and greater than 10% beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the chief executive officer ("CEO") of the Company and each of the Company's other executive officers (two officers) whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                           Annual Compensation    Long-Term
                           -------------------    Compensation
                                                  Awards
                                                  ------------
                                                  Securities
                                                  Underlying    All Other
Name                       Year  Salary           Options       Compensation
----                       ----  ------           ------------  ------------

Richard H. Bard            1998  $175,000               50,000       --
Chief Executive            1997  $150,000              342,878       --
Officer                    1996  $125,000              300,000       --
since 9/17/93 and
President 4/1/94-7/1/97

Mark T. Turnage            1998  $120,505               50,000       $11,519(1)
President since            1997  $ 77,600               80,000       $41,984(1)
7/1/97;                    1996  $ 67,629               20,000       --
Managing Director
of OpSec
International
11/95-7/97

Edward Dietrich            1998  $111,667               50,000       --
President OpSec            1997  $ 80,625               50,000       --
U.S. since 7/1/97;         1996  $ 77,500               10,000       --
Sr.VP Sales 10/96
to present; VP Sales
OpSec U.S. 8/94 to
10/96

_____________________
(1) Fiscal 1998 and Fiscal 1997 housing allowance paid on behalf of Mr. Turnage relating to his overseas assignment in the United Kingdom.

Stock Options
-------------

     The following table sets forth information concerning stock options granted during the fiscal year ended March 31, 1998, to the Named Executive Officers. Each option represents the right to purchase one share of the Company's common stock.

                      OPTIONS GRANTED IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS


                                  % OF TOTAL
                   # SECURITIES   OPTIONS GRANTED
                   UNDERLYING     TO EMPLOYEES IN   EXERCISE  EXPIRATION
NAME               OPTIONS        FISCAL YEAR       PRICE     DATE
----               -------        -----------       -----     ----

Richard H. Bard    50,000 (1)         18%           $6.00     July 16, 2002

Mark Turnage       50,000 (2)         18%           $6.37     June 15, 2002

Edward Dietrich    50,000 (2)         18%           $6.37     June 15, 2002

_______________________________________
(1)  Issued under the Company's Nonqualified Stock Option Plan.

(2) Issued under the Company's Incentive Stock Option Plan. Vesting ratably over four years beginning June 16, 1998.

Stock Options
-------------

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended March 31, 1998, for the Named Executive Officer and the fiscal year-end value of all unexercised in-the-money options (regardless of when granted) held by such person.

                AGGREGATED OPTION/EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION/VALUES


                                               Number of
                                               Securities       Value of
                                               Underlying       Unexercised
                                               Unexercised      In-the-Money
                                               Options/SARs at  Options/SARs
                                               FY-End(#)        at FY-End($)
                  Shares Acquired   Value      Exercisable/     Exercisable/
Name              on Exercise(#)    Exercised  Unexercisable    Unexercisable(1)
---------------   ---------------   ---------  -------------    ---------------

Richard H. Bard         -               -       1,092,878/0     $632,000/$.0

Mark T. Turnage         -               -         73,333/       $ 45,700/
                                                 126,667        $ 10,600

Edward Dietrich         -               -         65,833/       $ 45,700/
                                                 104,167        $ 10,600

_______________
(1) Market value of underlying securities based on the average of the high and low bid of the Company's common stock on March 31, 1998, on NASDAQ of $5.44 per share minus the exercise price.

Long-Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

     There were no awards made to any Named Executive Officer under any long-term incentive plans.

Repriced Options
----------------

     In the fiscal year ended March 31, 1998, there were no actions taken regarding the repricing of options relating to Executive Officer Compensation.

Employee Pension, Profit Sharing or Other Retirement Plans
----------------------------------------------------------

     The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors
-------------------------

     Standard Arrangements.  Beginning July 1, 1997, outside directors received
     ---------------------
a director's fee of $1,000 per attendance at all regular meetings on the board of directors. Additionally, directors serving as committee members received a fee of $500 per attendance at each regularly scheduled committee meeting.

     Other Arrangements.  During the year ended March 31, 1998, the Company did
     ------------------
not grant stock options to any non-officer directors.

Employment Contracts
--------------------

     Mr. Richard H. Bard, the Company's chief executive officer, is in the third and last year of his employment contract, which terminates March 31, 1999. The employment contract provides for a salary of $200,000 for the third year and bonuses in such amount as the board of directors may determine. Additionally, Mr. Bard, under his employment agreement, is entitled to grants of stock options during the term of the contract in an amount sufficient to maintain a 20% beneficial ownership of the common stock, his beneficial ownership of the common stock as of December 31, 1995 ("Base Ownership"). If the Company is sold or merged into another company prior to March 31, 2000, Mr. Bard is entitled to a stock bonus of 250,000 shares of common stock. In addition to benefits available generally to other Company employees, Mr. Bard is entitled to a $500 per month automobile allowance and reimbursement of expenses incurred on behalf of the Company. If the Company terminates Mr. Bard's employment prior to the expiration of the contract, Mr. Bard is entitled to a buyout at 150% of the value of the contract at the time of termination. During the fiscal year ended March 31, 1998, no bonus was granted to Mr. Bard; however, to maintain his Base Ownership, Mr. Bard was issued options from the Nonqualified Stock Option Plan to purchase 50,000 shares of common stock. (See "Item 10. Executive Compensation.")

     No other executive officers have written employment contracts with the Company or any termination or change of control benefits.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------

     The following table sets forth, as of June 8, 1998, the number of and percentage of outstanding shares of the Company's common stock, beneficially owned by (a) all directors and nominees, naming them, (b) the Named Executive Officers, (c) the directors and executive officers of the Company as a group, without naming them, and (d) persons or groups known by the Company to own beneficially 5% or more of the common stock:

Name and Address of             Amount and Nature of     Title     Percent
Beneficial Owner                Beneficial Ownership    of Class  of Class
----------------------------    --------------------    --------  ---------
Richard H. Bard                     1,808,343(1)         Common     25.93%
535 16th Street, Suite 920
Denver, CO 80202

Yoram Curiel                          337,135(2)         Common      5.65%
9400 E. Iliff Ave., #303
Denver, CO 80231

Edward Dietrich                        89,568(3)         Common      1.53%
535 16th Street, #920
Denver, CO  80206

Martin T. Hart                        242,148(4)         Common      4.15%
875 Race Street
Denver, CO  80206

J.R. Holland, Jr.                      15,000(5)(6)      Common     00.26%
4000 Thanksgiving Tower
1601 Elm Street
Dallas, TX  75201

Hunt Capital Group, L.L.C.            838,929(6)(7)      Common     13.80%
4000 Thanksgiving Tower
1601 Elm Street
Dallas, TX  75201

Richard D. Lamm                             71,583(8)   Common        1.24%
c/o University of Denver
2050 East Iliff, #224
Denver, CO  80208

Gudrun Pasternak/                          466,668(9)   Common        8.10%
Hans M. Andresen
Halskestrasse 3-5
47877 Willich
Germany

Philena Enterprises, Inc./                 403,635(10)  Common        7.01%
Mark Bar
P. O. Box 6246
Denver, CO  80206

Bruce I. Raben                              66,679(11)  Common        1.15%
Suite 2340
1999 Avenue of the Stars
Los Angeles, CA 90067

Mark T. Turnage                            102,006(12)  Common        1.74%
535 16th Street, #920
Denver, CO  80202

Advantage Technology, Inc.                 300,000      Common        5.20%
676 Patriot Lane
Lancaster, PA  17601

All executive officers                   2,437,397(13)  Common       33.12%
and directors as a group
(9 persons)
_______________________

(1) Includes 170,000 shares held in an IRA, and shares held as custodian for a family member. In addition, includes the right to acquire, currently or within 60 days, 1,215,878 shares of common stock.

(2) Includes 15,534 shares held by a family member and 10,000 shares held by entities controlled by Mr. Curiel.

(3) Includes the right to acquire, currently or within 60 days, 88,333 shares of common stock.

(4) Includes the right to acquire, currently or within 60 days, 79,000 shares of common stock.

(5) Includes the right to acquire, currently or within 60 days, 15,000 shares of common stock.

(6) Mr. Holland is the manager and president of Hunt Capital Group, L.L.C. Mr. Holland has no ownership interest in Hunt Capital Group, L.L.C. and disclaims beneficial ownership of the shares held by Hunt Capital Group, L.L.C.

(7) Includes the right to acquire, currently or within 60 days, 320,000 shares of common stock.

(8) Includes 9,470 shares held as trustee for family members and 10,200 shares held by his spouse. In addition, includes the right to acquire, currently or within 60 days, 25,000 shares of common stock.

(9) Gudrun Pasternak and Hans M. Andresen are husband and wife and each own 233,334 shares of common stock. Ms. Pasternak disclaims beneficial ownership of the shares held by Ms. Andresen. Mr. Andresen disclaims beneficial ownership of the shares held by Ms. Pasternak.

(10) Mr. Mark Bar is the president of Philena Enterprises, Inc. and, for purposes of calculating the percentage of beneficial owner, the shares held by Philena Enterprises, Inc., Mr. Bar, and Mr. Bar's spouse have been aggregated.

(11) Includes 6,000 shares held by Mr. Raben's spouse. Mr. Raben disclaims beneficial ownership of these shares. In addition, includes the right to acquire, currently or within 60 days, 48,333 shares of common stock.

(12) Includes 6,173 shares held as trustee for family members, and the right to acquire, currently or within 60 days, 95,833 shares of common stock.

(13) Includes the right to acquire, currently or within 60 days, 1,601,210 shares of common stock.

     As of June 8, 1998, the Company also had outstanding 1,738 Series B Shares. The holders of the Series B Shares are entitled to one vote for each share of common stock issuable upon conversion of the Series B Shares (166.67 common shares for each Series B Share) on all matters to which holders of the common stock are entitled to vote. In addition, under Colorado law, the holders are entitled to vote on certain matters, including matters effecting the rights of the Series B Shares, as a class. No director or executive officer owns beneficially any Series B Shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following outlines certain relationships and related transactions during the fiscal years ended March 31, 1997, and March 31, 1998.

     Effective March 27, 1997, the Company completed a private offering of 526,899 shares of common stock. The purchase price of such shares was $6.00 per share. The purchasers of the shares were granted certain registration rights. In the offering, Mr. Bard and Mr. Lamm and his spouse purchased 16,866 and 12,000 shares of common stock for a purchase price of $101,200 and $72,000, respectively.

     The Company leases its Denver office space from 16th & Welton Investment, Inc., a corporation owned by Mr. Bard and members of his immediate family. In the fiscal year ended March 31, 1998, the Company paid a total of $88,158 under such leases. Unless renewed or extended, the leases expire in 2000.

     Mr. Bard has an employment agreement with the Company. (See Item 10. EXECUTIVE COMPENSATION - Employment Contracts.)

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements:
--------------------

     For a list of financial statements, see INDEX TO FINANCIAL STATEMENTS, page 26.

(a)  List of Exhibits required by Item 601 of Regulation S-B:

     Exhibits filed herewith:
     ------------------------

     Exhibit    Exhibit                   Page
     Number     Name                      Reference
     ------     ----                      ---------

     21.1       List of Subsidiaries      Filed herewith at 21.1.1

     27.1       Financial Data Schedule   Filed herewith at 27.1

     Exhibits incorporated by reference:
     ----------------------------------

     Number        Exhibit                       Date
     of Exhibit    Name                  Form    Filed       Number
     ----------    ----                  ----    --------    ------

     3(i)          Amended and           S-3/A   10/16/96    3.24
                   Restated Articles
                   of Incorporation

     3(ii)         Amended and           10-KSB  06/28/95    3.22
                   Restated Bylaws

     4.1           Form of Debentures    8-K     06/15/98    4.1

     10.1          Purchase of Parkton   10-QSB  08/08/97    10.1.1
                   Facility

     10.2          Employment Agreement  10-KSB  06/25/96    10.1.1
                   between the Company
                   and Richard H. Bard

(b) Reports on Form 8-K during the Company's fourth fiscal quarter ending March 31, 1998.

     Date of Report      Items Reported
     --------------      --------------

     None

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OPTICAL SECURITY GROUP, INC.



Date:  June 26, 1998            By: /s/ Richard H. Bard
                                   --------------------------------
                                   Richard H. Bard, Chief Executive
                                   Officer and Director



Date:  June 26, 1998            By: /s/ Gerald A. Melfi
                                   --------------------------------
                                   Gerald A. Melfi, Principal
                                   Financial Officer


Date:  June 26, 1998            By: /s/ Martin T. Hart
                                   --------------------------------
                                   Martin T. Hart, Director


Date:  June 26, 1998            By: /s/ J.R. Holland, Jr.
                                   --------------------------------
                                   J. R. Holland, Jr., Director


Date:  June 26, 1998            By: /s/ Richard D. Lamm
                                   --------------------------------
                                   Richard D. Lamm, Director


Date:  June 26, 1998            By: /s/ Bruce I. Raben
                                   --------------------------------
                                   Bruce I. Raben, Director

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

Table of Contents
-----------------


Financial Statements:                           Page
                                                ----

     Report of Independent Auditors             F-1

     Balance Sheets                             F-2

     Statements of Operations                   F-4

     Statement of Stockholders' Equity          F-6

     Statements of Cash Flow                    F-7

     Notes to Financial Statements              F-9

                          Optical Security Group, Inc.

                       Consolidated Financial Statements

                      Years ended March 31, 1998 and 1997



                                    CONTENTS

Report of Independent Auditors..........................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets.............................................F-2
Consolidated Statements of Operations...................................F-4
Consolidated Statements of Stockholders' Equity.........................F-6
Consolidated Statements of Cash Flows...................................F-7
Notes to Consolidated Financial Statements..............................F-8

                        Report of Independent Auditors



Board of Directors and Stockholders
Optical Security Group, Inc.

We have audited the accompanying consolidated balance sheets of Optical Security Group, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optical Security Group, Inc. as of March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP

Denver, Colorado
May 29, 1998

                          Optical Security Group, Inc.

                          Consolidated Balance Sheets




                                                                      MARCH 31
                                                                1998             1997
                                                           ------------------------------
ASSETS
Current assets:
 Cash                                                       $   797,388      $ 2,064,088
 Accounts receivable, less allowance of $19,353 and
  $11,287 in 1998 and 1997, respectively                      2,143,303        2,001,777
 Inventory                                                      906,747          650,338
 Prepaid expenses                                               262,956          280,171
 Net current assets of discontinued operations                  647,685        2,068,194
                                                           -------------------------------
Total current assets                                          4,758,079        7,064,568

Property and equipment, net                                   2,392,676          572,141

Other assets:
 Patents and patent applications, net of accumulated
  amortization of $98,327 and $89,610 in 1998
  and 1997, respectively                                        259,475          315,471
 Goodwill, net of accumulated amortization of
  $262,516 and $195,490 in 1998 and 1997,
  respectively                                                1,077,989        1,145,015
 License and noncompete agreements, net of
  accumulated amortization of $241,332 and
  $162,634 in 1998 and 1997, respectively                       498,737          660,239
 Deposits and other assets                                      207,895          113,383
 Net long-term assets of discontinued operations              4,289,781        5,900,826


                                                           -------------------------------
Total assets                                                $13,484,632      $15,771,643
                                                           ===============================

                          Optical Security Group, Inc.

                                                                      MARCH 31
                                                               1998               1997
                                                          ----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                           $  1,146,312       $   552,156
 Accrued expenses                                                338,235           404,279
 Current portion of capital lease obligations                      4,385            15,576
 Current portion of long-term debt                               632,344         1,000,000
 Allowance for operating losses of discontinued
  operations                                                     900,000                 -
                                                          ----------------------------------
Total current liabilities                                      3,021,276         1,972,011

Deferred tax liability                                                 -            25,840
Capital lease obligations                                          2,462             6,507
Long-term debt                                                 1,001,582                 -

Stockholders' equity:
 Voting convertible preferred stock, $0.01 par value:
  2,500,000 shares authorized; 1,793 Preferred
  Series B shares issued and outstanding
  (preference in liquidation $1,954,370)                              18                18
 Common stock, $0.005 par value:
  15,000,000 shares authorized; 5,230,619 and
  4,973,952 shares issued and outstanding in 1998
  and 1997, respectively                                          26,153            24,870
 Additional paid-in capital                                   20,399,614        20,113,208
 Foreign currency translation adjustment                          78,675            51,382
 Accumulated deficit                                         (11,045,148)       (6,422,193)
                                                          ----------------------------------
Total stockholders' equity                                     9,459,312        13,767,285
                                                          ----------------------------------
Total liabilities and stockholders' equity                  $ 13,484,632       $15,771,643
                                                          ==================================

Commitments (See Note 9)
See accompanying notes.

                          Optical Security Group, Inc.

                     Consolidated Statements of Operations



                                                               YEAR ENDED MARCH 31
                                                              1998              1997
                                                      -----------------------------------

Revenues                                                    $ 9,798,713       $ 6,059,154
Cost of goods sold                                            5,730,654         3,437,724
                                                      -----------------------------------
Gross margin                                                  4,068,059         2,621,430

Operating expenses:
 Salaries and related costs                                   1,548,604         1,152,741
 Depreciation                                                   113,720            70,161
 Amortization                                                   187,851           116,242
 Other operating expenses                                     1,156,959           788,642
                                                      -----------------------------------
Total operating expenses                                      3,007,134         2,127,786
                                                      -----------------------------------
Income from operations                                        1,060,925           493,644

Other income (expense):
 Interest income                                                 36,929           101,700
 Interest expense                                               (37,072)                -
 Other                                                          (48,188)             (384)
 Foreign currency transaction income                              1,756             1,303
                                                      -----------------------------------
Total other income (expense)                                    (46,575)          102,619
                                                      -----------------------------------
Income before income taxes                                    1,014,350           596,263

Income tax benefit                                               18,517            10,669
                                                      -----------------------------------
Income from continuing operations                             1,032,867           606,932

Discontinued operations:
 Loss from operations of discontinued segment                (3,052,382)         (261,752)
 Loss on disposal of business segment, including
  provision of $900,000 for operating losses during
  phase-out period                                           (2,460,000)                -
                                                      -----------------------------------
Total loss from discontinued operations                      (5,512,382)         (261,752)
                                                      -----------------------------------
Net income (loss)                                            (4,479,515)          345,180
Dividends on preferred stock                                    143,440           431,649
Net loss applicable to common stock                         $(4,622,955)      $   (86,469)
                                                      ===================================

                          Optical Security Group, Inc.

                                                                  YEAR ENDED MARCH 31
                                                                1998               1997
                                                           ---------------------------------
Earnings (loss) per share:
 Basic:
  Continuing operations                                        $     0.18         $     0.05
  Discontinued operations                                           (1.09)             (0.08)
                                                           ---------------------------------
  Net loss applicable to common stock                          $    (0.91)        $    (0.03)
                                                           =================================

 Diluted:
  Continuing operations                                        $     0.15         $     0.04
  Discontinued operations                                           (0.94)             (0.06)
                                                           ---------------------------------
  Net loss applicable to common stock                          $    (0.79)        $    (0.02)
                                                           =================================


Weighted average number of shares outstanding:
 Basic:                                                         5,056,039          3,381,037
                                                           =================================
 Diluted:
  Weighted shares outstanding                                   5,056,039          3,381,037
  Shares attributed to options and warrants                       800,418            957,423
                                                           ---------------------------------
                                                                5,856,457          4,338,460
                                                           =================================

See accompanying notes.

                          Optical Security Group, Inc.

                Consolidated Statements of Stockholders' Equity


                                                                                          FOREIGN
                                                                           ADDITIONAL     CURRENCY                       TOTAL
                                  PREFERRED SERIES B      COMMON STOCK      PAID-IN      TRANSLATION    ACCUMULATED   STOCKHOLDERS'
                                  ------------------   -----------------
                                  SHARES      AMOUNT   SHARES     AMOUNT    CAPITAL       ADJUSTMENT      DEFiCIT        EQUITY
                                  -------------------------------------------------------------------------------------------------


Balance at March 31, 1996         6,693        $ 67   3,034,552   $15,173  $13,515,502     $ 7,641    $ (6,335,724)   $ 7,202,659
 Stock issued for cash:
  Preferred Series B, net of
   issuance costs of $95,914        775           8           -         -      679,078           -               -        679,086
  Common stock, net of issuance
   costs of $33,114                   -           -     526,899     2,635    3,125,633           -               -      3,128,268
 Stock issued upon conversion:
  Conversion of Preferred Series
   A into common stock, net of
   issuance costs of $4,672      (5,675)        (57)    945,833     4,729       (4,672)          -               -              -
 Common stock issued in business
  combination                         -           -     466,668     2,333    2,797,667           -               -      2,800,000
 Dividend declared on Preferred
  Series B                            -           -           -         -            -           -        (431,649)      (431,649)
 Foreign currency translation
  adjustment                          -           -           -         -            -      43,741               -         43,741
 Net income                           -           -           -         -            -           -         345,180        345,180
                                 ---------------------------------------------------------------------------------------------------
Balance at March 31, 1997         1,793          18   4,973,952    24,870   20,113,208      51,382      (6,422,193)    13,767,285
 Warrants exercised                   -           -       4,167        21       24,981           -               -         25,002
 Options exercised                    -           -     252,500     1,262      279,167           -               -        280,429
 Issuance costs on prior year
  stock issue                         -           -           -         -      (17,742)          -               -        (17,742)
 Dividend declared on Preferred
  Series B                            -           -           -         -            -           -        (143,440)      (143,440)
 Foreign currency translation
  adjustment                          -           -           -         -            -      27,293               -         27,293
 Net loss                             -           -           -         -            -           -      (4,479,515)    (4,479,515)
                                 ---------------------------------------------------------------------------------------------------
Balance at March 31, 1998         1,793        $ 18   5,230,619   $26,153  $20,399,614     $78,675    $(11,045,148)   $ 9,459,312
                                 ===================================================================================================



See accompanying notes.

                          Optical Security Group, Inc.

                     Consolidated Statements of Cash Flows



                                                               YEAR ENDED MARCH 31
                                                              1998              1997
                                                         ----------------------------------
OPERATING ACTIVITIES
Net income (loss)                                           $(4,479,515)       $   345,180
Adjustments to reconcile net income (loss) to net
 cash provided (used) in operating activities:
  Depreciation and amortization                                 945,064            519,109
  Deferred tax benefit                                          (25,840)            (6,460)
  Changes in operating assets and liabilities:
   Accounts receivable                                        1,952,812         (3,302,620)
   Inventory                                                    (18,465)        (1,204,992)
   Prepaid expenses                                             (39,485)          (204,701)
   Accounts payable and accrued expenses                       (326,964)         1,934,211
   Reserve for discontinued operations                        2,460,000                  -
                                                         ----------------------------------
Net cash provided (used) in operating activities                467,607         (1,920,273)

INVESTING ACTIVITIES
Patent application costs                                        (33,189)           (66,964)
Acquisition--OpSec Pasternak & Partner GmbH                      (3,321)        (1,183,756)
Acquisition--Dimensional Printing Industries, Inc.                    -           (650,668)
Purchases of property and equipment                          (2,440,333)          (418,352)
Licensing agreements                                             (2,641)          (195,414)
Other deposits and intangible assets                             42,391           (107,832)
                                                         ----------------------------------
Net cash used in investing activities                        (2,437,093)        (2,622,986)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                     287,689          3,128,268
Proceeds from issuance of preferred stock, net                        -            679,086
Loan proceeds                                                 1,695,845                  -
Payments on notes and capital lease obligations              (1,077,155)           (43,922)
Cost of financing                                               (87,446)                 -
Payments of preferred stock dividends                          (143,440)          (431,649)
                                                         ----------------------------------
Net cash provided by financing activities                       675,493          3,331,783

Effect of exchange rate changes on cash flows                    27,293             43,741
                                                         ----------------------------------
Net decrease in cash                                         (1,266,700)        (1,167,735)
Cash, beginning of year                                       2,064,088          3,231,823
                                                         ----------------------------------
Cash, end of year                                           $   797,388        $ 2,064,088
                                                         ==================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES
Interest paid                                               $    37,072        $    24,808
Common stock issued to acquire OpSec Pasternak &
 Partner GmbH                                                         -          2,800,000
Promissory note issued to acquire OpSec Pasternak &
 Partner GmbH                                                         -          1,000,000
Conversion of Preferred Series B shares into common
 stock                                                                -          3,908,294
Equipment acquired through capital lease transactions                 -             12,268

See accompanying notes.

                          Optical Security Group, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 1998




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION


Optical Security Group, Inc. (the "Company") is a technology company which, through its principal subsidiaries, Optical Security Industries, Inc. ("OpSec U.S."), Optical Security Industries International, Plc ("OpSec International"), Dimensional Printing Industries, Inc. ("DPI") and OpSec Pasternak & Partner GmbH & Co., KG ("OpSec Pasternak") provides products and solutions to businesses and governments for the problems of product tampering and counterfeiting, diversion of goods, and illegal document alteration and copying. In addition, the Company provides materials and products for use in other commercial applications, including holography and dimensional printing ("lenticular products") for book
illustrations and for consumer product promotions.   The Company's principal
markets are the United States and Western Europe. Refer to Note 3 for discussions regarding the Company's intent to dispose of the lenticular products business.

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

FOREIGN CURRENCY


Foreign currency denominated assets and liabilities are translated into U.S. dollar equivalents based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. Aggregate foreign exchange gains and losses arising from the translation of foreign currency denominated assets and liabilities are included in stockholders' equity, and realized gains and losses

                         Optical Security Group, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

are reflected in the consolidated statements of operations. The Company conducts business with various foreign entities. As such, the Company's future profitability could be affected in the near term by fluctuating exchange rates.

ACCOUNTS RECEIVABLE

The Company grants credit to customers in the ordinary course of business primarily in the United States and Western Europe. The Company periodically performs credit analyses and monitors customers' financial condition in order to reduce credit risk. With the exception of two unusual bad debt losses aggregating $613,685 in the lenticular business, for fiscal year 1998, annual credit losses have been minimal and have consistently been within management's expectations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

All of the Company's financial instruments, including cash, accounts receivable, accounts payable and long-term debt, have fair values which approximate their recorded values as the financial instruments are either short term in nature or carry interest rates which approximate market rates.

PROPERTY AND EQUIPMENT

Property and equipment, which are stated at cost, are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation is computed using the straight-line method. The ranges of estimated useful lives are as follows:


                                                            YEARS
                                                        -------------
            Buildings                                         39
            Leasehold improvements                          2-12
            Computer equipment                                 5
            Other equipment and furniture                    5-7
            Production equipment                            5-10
            Vehicles                                           4

                         Optical Security Group, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Property and equipment at March 31 consist of:



                                                                1998            1997
                                                          -------------------------------
Land                                                        $  304,066      $        -
Buildings                                                    1,342,677               -
Leasehold improvements                                         124,535         107,698
Computer equipment                                             292,653         229,308
Other equipment and furniture                                   57,616          54,239
Production equipment                                           622,543         433,466
Vehicles                                                        46,040          75,647
                                                          -------------------------------
                                                             2,790,130         900,358
Less accumulated depreciation                                 (397,454)       (328,217)
                                                          -------------------------------
                                                            $2,392,676      $  572,141
                                                          ===============================



GOODWILL AND LICENSE AGREEMENTS

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at March 31, 1998 is associated with the acquisition of OpSec Pasternak and the purchase of a minority interest in DPI in fiscal 1997, and the acquisition of ELEF, Plc during fiscal year 1995.

Other intangible assets consist primarily of license agreements that provide the Company with royalties from the use and sale of holographic and diffraction patterns by various licensees, and a license that allows the Company exclusive rights to employ technology developed by others in its products.

All goodwill associated with the lenticular business has been reclassified as discontinued operations (see Note 3).

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

                         Optical Security Group, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

business associated with those assets. In the event that the sum of the cash flows is less than the carrying amount of those assets, the assets would be written down to their fair value, which is normally measured by discounting estimated future cash flows.

INVENTORY

Inventory is stated at the lower of cost or market using the first-in, first-out ("FIFO") method. Inventory on hand consisted principally of raw materials, including polyester films and foils used in holographic label production and lens material used in dimensional printing. A portion of the inventory consisted of work-in-process and finished goods.

PATENTS AND PATENT APPLICATIONS

The Company capitalizes legal costs and other fees directly incurred in pursuing patent applications. When such application results in an issued patent, the related costs are amortized over the remaining legal life of the patent, using the straight-line method. On a periodic basis, the Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application, or that an issued patent no longer has economic value, the unamortized balance in patent costs relating to that patent is expensed. Amortization expense in 1998 includes the $68,080 write-off of patents that were considered to have no future benefit.

It is possible the above estimates of future economic life of the Company's patents, the amount of future revenues, or both, will be reduced significantly due to alternative technologies developed by similar entities.

NEW ACCOUNTING PRONOUNCEMENTS

During 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In addition, this Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

                         Optical Security Group, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Statement is effective for fiscal years beginning after December 15, 1997. Management believes there will be no significant impact on the Company's financial reporting as a result of adopting this Statement.

During 1997, the FASB issued Statement No. 131, Disclosures about Segment Reporting of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. This Statement is effective for fiscal years beginning after December 15, 1997. Management does not expect any significant changes as a result of adopting this Statement.

LOSS PER SHARE OF COMMON STOCK

In 1997, the FASB issued Statement No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company has reported its income or loss per share for both continuing and discontinued operations, after preferred stock dividend requirements. Loss per share for the years ended March 31, 1998 and 1997 is based on weighted average shares of common stock outstanding of 5,056,039 and 3,381,037, respectively. Common equivalent shares from stock options and warrants have been included in the computation of income per share from continuing and discontinued operations for diluted earnings per share in accordance with SFAS 128. The convertible preferred stock has been excluded from the calculation as the effect, net of related dividend requirements, would be antidilutive.

                         Optical Security Group, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

RESEARCH AND DEVELOPMENT

Research and development costs are expensed in the period incurred. During the year ended March 31, 1998, the Company incurred $330,150 in costs, of which $67,067 was for continuing operations and $263,083 was for discontinued operations. Research and development costs for the fiscal year ended March 31, 1997 were immaterial.

RECLASSIFICATIONS

Certain amounts in the March 31, 1997 financial statements were reclassified to conform with the March 31, 1998 presentation.

2. BUSINESS COMBINATIONS

On December 10, 1996, the Company acquired 100% of the stock of OpSec Pasternak & Partner GmbH, a corporation based in Germany. The purchase price, net of acquisition costs, was approximately $5 million, including 466,668 common shares of the Company valued at $2.8 million, cash of $1.2 million, and a promissory note bearing interest at 6% for $1 million. The acquisition resulted in goodwill of $5,021,239. OpSec Pasternak had previously operated as an independent broker selling the Company's dimensional printed products in Europe.

During fiscal 1997, the Company formed Dimensional Printing Industries, Inc. to manufacture dimensional printed products. DPI was formed in September 1996, with the Company owning a 51% membership interest. The Company purchased the other 49% minority interest in two transactions during the fiscal year for a total cost of $650,668, including all related acquisition costs, which have been recorded as goodwill.

Both of the businesses are part of the lenticular segment, which is being discontinued (see Note 3).

                         Optical Security Group, Inc.

3. DISCONTINUED OPERATIONS

Since September 1996, the Company has operated a lenticular printing business which drew upon the imaging expertise and resources employed in its security business. In March 1998, the Company announced that it was discontinuing the lenticular business, as it was not central to its core competency or strategy of dominating the security authentication and anti-counterfeiting business. Discontinuance of the lenticular business will involve terminating the production of lenticular products in Europe and consolidating lenticular production in Denver, and is expected to improve efficiency and cost-effectiveness of the Company's buying, manufacturing, and marketing. It will also reduce the number of employees required in operations. The Company intends to sell, spin off to existing shareholders in the form of a dividend, or otherwise dispose of the lenticular business. Until such time as this occurs, the Company will continue to finance the lenticular business. The Company's ability to spin off the lenticular business may be limited due to restrictions in the Debentures issued in the first quarter of fiscal 1999, which limit the Company's right to provide start-up funding to a spun-off entity. The Company has estimated a loss on disposal. As the utilization of prior and future losses for tax purposes is uncertain, the loss on disposal, shown below, has not been reduced for possible tax benefits.


Estimated loss on sale and related costs                      $1,560,000
Operating losses from April 1, 1998 to
 anticipated disposal date                                       900,000
                                                              ----------
                                                              $2,460,000
                                                              ==========

Sales of the lenticular business were $7,129,686 and $7,026,610 in the years ended March 31, 1998 and 1997, respectively. The net operating loss for the same periods was $3,051,587 and $202,135 in 1998 and 1997, respectively.

                         Optical Security Group, Inc.

3. DISCONTINUED OPERATIONS (CONTINUED)

Assets and liabilities for the lenticular business have been segregated from those of the continuing operation. The consolidated balance sheet and statement of operations for fiscal 1997 have been restated to reflect the discontinued operations. The summarized presentation in the balance sheet is more fully explained below:

                                                                YEAR ENDED MARCH 31
                                                              1998               1997
                                                      -------------------------------------
Net current assets:
 Accounts receivable, net                                    $ 1,009,851        $ 3,104,189
 Inventory                                                       738,470            976,414
 Other current assets                                             66,899             10,199
 Accounts payable                                               (947,790)        (1,495,191)
 Accrued expenses                                               (219,745)          (527,417)
                                                      -------------------------------------
Net current assets                                           $   647,685        $ 2,068,194
                                                      =====================================

Net long-term assets:
 Property and equipment, net                                 $   581,095        $   368,818
 Goodwill and other intangible assets                          5,268,686          5,532,008
 Less estimated loss on sale                                  (1,560,000)                 -
                                                      -------------------------------------
Net long-term assets                                         $ 4,289,781        $ 5,900,826
                                                      =====================================


4. LONG-TERM DEBT

Total debt at year end was as follows:

                                                                YEAR ENDED MARCH 31
                                                              1998               1997
                                                      -------------------------------------
Revolving credit facility                                    $   550,000        $         -
Economic Development Revenue Bonds                             1,083,926                  -
Purchase notes                                                         -          1,000,000
                                                      -------------------------------------
                                                               1,633,926          1,000,000
Less current maturities                                          632,344          1,000,000
                                                      -------------------------------------
Long-term obligations                                        $ 1,001,582        $         -
                                                      =====================================

                         Optical Security Group, Inc.

4. LONG-TERM DEBT (CONTINUED)

The Company entered into a $2 million revolving credit facility secured by all the assets of the Company with Mercantile-Safe Deposit and Trust Company on April 30, 1997. The agreement is for a three-year term, at which time all borrowings are due in full. However, the loan is repayable upon demand. Advances on the line are based on a percentage of eligible domestic accounts receivable. The facility bears interest at 1% over prime (9.5% at March 31, 1998).

On April 30, 1997, the Company purchased a manufacturing and office facility in Baltimore County, Maryland. The property, consisting of an existing building with approximately 14,500 square feet on a nine-acre site and a newly constructed 10,000- square-foot addition completed on November 30, 1997, was financed through the issuance of Economic Development Revenue Bonds. The bond issue was finalized on July 10, 1997 with Mercantile-Safe Deposit and Trust Company acting as bondholder and trustee. The term of the bond issue is for 15 years. Principal in the amount of $6,862 is paid monthly plus interest at the current rate of 7.14%. The rate is subject to adjustment to 84% of the prime rate periodically announced by Mercantile-Safe Deposit and Trust Company.

In May 1997, the Company paid off the $1 million in short-term seller financing of a portion of the OpSec Pasternak purchase. The payoff was funded through a combination of working capital and the revolving credit facility.

Principal maturities of long-term debt for each of the next five fiscal years and thereafter are:

          1999                                 $   82,344
          2000                                     82,344
          2001                                     82,344
          2002                                     82,344
          2003 and thereafter                     672,206
                                               ----------
          Total principal maturities           $1,001,582
                                               ==========

                         Optical Security Group, Inc.

5. STOCKHOLDERS' EQUITY

Effective March 27, 1997, the Company completed a financing arrangement with a group of individual investors, including officers and directors, and with various institutional investors in which 526,899 common shares were issued at $6.00 per share. The private placement resulted in total proceeds, net of offering costs, of $3,128,268.

The Company also completed, by March 15, 1997, the conversion of 5,675 shares of Series B 8% Cumulative Convertible Exchangeable Preferred Voting Stock ("Series B Shares") into common stock. The Company issued a total of 945,833 common shares in the conversion. Warrants for 472,916 common shares exercisable at $6.00 per share were also issued to those Series B shareholders electing to convert early. The conversion included Series B Shares held by officers and directors of the Company. A total of 400,000 common shares and 200,000 warrants were issued to these related parties.

During fiscal 1996, the Company issued 6,693 shares of Preferred Series B Stock, including 4,293 shares issued for cash at $1,000 per share and 2,400 shares issued in exchange and full cancellation for the previously outstanding Preferred Series A shares. In conjunction with the issuance of the Preferred Series B, the Company granted a warrant to purchase 85,860 shares of the Company's common stock at an exercise price of $7.13 per share. Subsequent to year-end March 31, 1996, the Company completed its Preferred Series B stock offering, issuing 775 shares at $1,000 per share, resulting in total proceeds of $4,491,036, net of issuance costs.


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


                                                        Redemption
                       Date Redeemed                       Price
     ----------------------------------------------------------------
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


The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On March 31, 1998, the cumulative unpaid dividend on the Series B Shares of $35,860 was declared and subsequently paid in April 1998.

On April 1, 1996, the Company's chief executive officer and president entered into a new employment contract with the Company effective through March 31, 1999. The chief executive officer's previous employment agreement was to terminate on September 17, 1996. Under the terms of the new contract, all options granted to the chief executive officer through March 31, 1996 remain in full force and effect. The chief executive officer's salary is $150,000 for the first year, $175,000 for the second year and $200,000 for the third year. As additional compensation, the chief executive officer will be granted additional options during the term of the contract in sufficient amounts to maintain the chief executive officer's percentage beneficial ownership of the Company's common stock as of December 31, 1995, less common stock the chief executive officer sells or

                         Optical Security Group, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

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

Below is a summary of common stock reserved by the Company at March 31, 1998 for issuance upon the conversion of preferred stock and the exercise of the various options and warrants:

   Series B preferred stock                                    $  298,833
   Stock option plans                                           2,213,579
   Warrants                                                     1,082,765
                                                             --------------
                                                               $3,595,177
                                                             ==============

6. STOCK OPTION PLANS AND STOCK WARRANTS

The Company has an Incentive Stock Option Plan ("ISOP") under which 2,000,000 shares of common stock are reserved for issuance. Under the ISOP plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSOP") under which 2,000,000 shares of common stock are reserved for issuance at March 31, 1998. All ISOP and NSOP options granted in fiscal 1998 and 1997 were granted at an exercise price equal to or greater than fair market value at the date of grant.

                         Optical Security Group, Inc.

6. STOCK OPTION PLANS AND STOCK WARRANTS (CONTINUED)

The following is a summary of stock options granted, exercised and outstanding for the years ended March 31, 1998 and 1997:

                                                                                   WEIGHTED
                                                                                   AVERAGE
                               NUMBER OF SHARES         OTHER       EXERCISE       EXERCISE    EXPIRATION
                            ------------------------
                              ISOP          NSOP       OPTIONS        PRICE         PRICE        DATE
                            ------------------------------------------------------------------------------
Outstanding, March 31, 1996     811,400     750,001      63,335     $0.20-$5.75    $3.50
Options exercised                     -           -           -               -        -
Options canceled                 45,200       5,000           -     $4.05-$6.00    $5.64
Options granted                 469,000     387,878           -     $6.00-$7.63    $6.34      6/01-3/02
                            ------------------------------------------------------------------------------
Outstanding, March 31, 1997   1,235,200   1,132,879      63,335     $0.20-$7.63    $4.46
Options exercised               164,666      46,667      41,167     $0.20-$5.75    $1.11
Options canceled                234,001           -       8,834     $0.20-$6.00    $5.71
Options granted                 227,500      50,000           -     $6.00-$6.625   $6.16      6/02-1/03
                            ------------------------------------------------------------------------------
Outstanding, March 31, 1998   1,064,033   1,136,212      13,334     $0.25-$7.63    $4.92
                            ==============================================================================

The following is a summary of warrants granted, exercised and outstanding for the fiscal years ended March 31, 1995 through 1998:

                                                                     WARRANTS
                                                 ------------------------------------------------
                                                    NUMBER OF        EXERCISE       EXPIRATION
                                                     SHARES            PRICE           DATE
                                                 -------------------------------------------------
Outstanding, March 31, 1994                                 -               -
Issued for June 1994 financing                        355,000           $5.00           6/2001
Issued in ELEF, Plc acquisition                        12,346           $4.05           5/2004
Issued in ELEF, Plc acquisition                        57,655           $5.00           5/2004
Issued in The Diffraction Company acquisition         100,000           $4.05          10/2001
Exercised                                              12,346           $4.05
                                                 -------------------------------------------------
Outstanding, March 31, 1995                           512,655
Issued in conjunction with the Series B financing      85,860           $7.13           1/2003
                                                 --------------
Outstanding, March 31, 1996                           598,515
Issued in conjunction with the Series B financing      15,500           $7.13           1/2003
Issued upon conversion of Series B shares             472,917           $6.00           3/2002
                                                 --------------
Outstanding, March 31, 1997                         1,086,932
Exercised                                               4,167           $6.00
                                                 --------------
Outstanding, March 31, 1998                         1,082,765
                                                 ==============

                         Optical Security Group, Inc.

7. STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's ISOP and NSOP have authorized the grant of options to management personnel and directors for up to 4,000,000 shares of the Company's common stock. All options granted have 1-4 year terms and vest and become fully exercisable at the end of 1-4 years of continued employment.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rates of 5.52% to 6.49%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .431 and .212 in 1998 and 1997, respectively; and a weighted-average life of the option of 2.6 years.

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

                         Optical Security Group, Inc.

7. STOCK-BASED COMPENSATION (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement No. 123 in the year of adoption are not likely to be representative of the effects on pro forma net income for future years. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                     Year ended March 31
                                                    1998             1997
                                               -------------------------------
Pro forma net loss                              $(5,405,285)   $  (758,695)
Pro forma net loss applicable to common stock    (5,548,725)    (1,190,344)
Pro forma loss per share:
 Basic                                                (1.10)         (0.35)
 Diluted                                              (0.95)         (0.27)

Exercise prices for options outstanding as of March 31, 1998 ranged from $0.25 to $7.63. The weighted-average remaining contractual life of those options is
2.56 years. At March 31, 1998, there were 303,334 options outstanding, exercisable at a range of $0.25 to $1.10 per share, 585,534 options exercisable between $2.85 to $5.00 per share and 1,324,711 options exercisable between $5.75 to $7.63 per share.


8. LEASES AND COMMITMENTS

The Company has leased several vehicles and computer equipment under long-term leases classified as capital leases. The Company has the option to purchase the equipment for a nominal cost at the termination of the lease. The assets classified as capital leases are amortized over the estimated useful life of the property. Amortization related to these assets is included in depreciation for financial reporting purposes.

                         Optical Security Group, Inc.

8. LEASES AND COMMITMENTS (CONTINUED)

Property and equipment include the following amounts for existing leases that have been capitalized:

                                                Year ended March 31
                                                1998           1997
                                         ---------------------------------

Computer/production equipment                 $12,268       $ 24,654
Vehicles                                            -         79,035
                                         ---------------------------------
                                               12,268        103,689
Less accumulated amortization                   1,738         60,529
                                         ---------------------------------
                                              $10,530       $ 43,160
                                         =================================

Future minimum payments for capitalized leases were as follows at March 31,1998:

        1999                                         $5,153
        2000                                          2,576
                                                    --------
        Total minimum lease payments                  7,729
        Less amounts representing interest              882
                                                    --------
        Present value of net minimum
         lease payments                               6,847
        Less current maturities                       4,385
                                                    --------
        Long-term obligation                         $2,462
                                                    ========

The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities leases are for terms of 1 to 10 years. Rent expense under all operating leases was $329,156 and $321,225 in 1998 and 1997, respectively.

                         Optical Security Group, Inc.

8. LEASES AND COMMITMENTS (CONTINUED)


Future minimum lease payments under these noncancelable operating leases as of March 31, 1998 are as follows:


                        1999                                 $259,491
                        2000                                  220,599
                        2001                                  117,457
                        2002                                   54,091
                        2003 and thereafter                    50,298
                                                         ----------------
                        Total minimum lease payments         $701,936
                                                         ================


The Company's corporate offices and DPI's operating office are located in an
office building owned in part by an officer/director/shareholder.   Total rents
paid to the affiliate of the officer/director/shareholder during the years ended March 31, 1998 and 1997 were $88,142 and $48,955, respectively.

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

                         Optical Security Group, Inc.

9. INCOME TAXES (CONTINUED)

The provision (benefit) for income taxes is comprised of the following:



                                               1998            1997
                                           ---------------------------

Current:
 Federal and state                          $  7,323        $      -
 Foreign                                     (12,332)         42,649
                                           ---------------------------
                                              (5,009)         42,649

Deferred:
 Federal and state                                 -               -
 Foreign                                     (25,840)         (6,460)
                                           ---------------------------
                                             (25,840)         (6,460)
                                           ---------------------------
Total provision (benefit)                    (30,849)         36,189


Less the net tax expense
 (benefit) applicable to
 discontinued operations                     (12,332)         46,858
                                           ---------------------------

Income tax benefit                          $(18,517)       $(10,669)
                                           ===========================

A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory tax rates for the years ended March 31 is as follows:

                                                                Year ended March 31
                                                              1998              1997
                                                      ----------------------------------

Computed expected tax expense (benefit)                  $(1,522,000)         $ 130,000
State income tax expense (benefit)                           (10,000)            28,000
Use of net operating loss carryforward                                         (287,000)
Nondeductible foreign losses                               1,507,000            135,000
Other                                                         (5,849)            30,189
                                                      -----------------------------------
                                                         $   (30,849)         $  36,189
                                                      ===================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                         Optical Security Group, Inc.

9. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                     YEAR ENDED MARCH 31
                                                   1998               1997
                                             ----------------------------------
Deferred tax liabilities:
 Amortization                                $   113,183            $   122,929
 Depreciation                                     (1,106)                 4,309
                                             ----------------------------------
Total deferred tax liabilities                   112,077                127,238


Deffered tax assets:
 Tax net operating loss carryforwards          1,934,632              1,828,280
 Deferred wages/option grants                     89,911                 92,715
                                             ----------------------------------
Total deferred tax assets                      2,024,543              1,920,995
 Valuation allowance for deferred tax assets  (1,912,466)            (1,819,597)
                                             ----------------------------------
Net deferred tax assets                          112,077                101,398
                                             ----------------------------------
                                             $         -            $    25,840
                                             ==================================

At March 31, 1998, the Company has aggregate net operating loss carryforwards of approximately $5,228,000 for federal tax reporting purposes, which expire beginning 2004 through 2013, if not utilized. Annual utilization of the net operating loss carryforward could be limited by certain prior, as well as subsequent sales of securities by the Company or its stockholders.

The Company does not provide for income taxes on the unremitted earnings of foreign subsidiaries as the Company intends to reinvest these undistributed earnings. There were no undistributed earnings of foreign subsidiaries at March 31, 1998.

                         Optical Security Group, Inc.

10. SEGMENTS OF BUSINESS

The following table, sets forth financial information for the Company's foreign and domestic segments for the year ended March 31, 1998:

                             NORTH        WESTERN         ALL
                            AMERICA        EUROPE        OTHER        TOTAL
                          ------------------------------------------------------

Revenues:
 Continuing operations    $ 7,128,881   $ 1,679,870   $   989,962   $  9,798,713
 Discontinued operations    1,959,795     4,413,208       756,683      7,129,686
                          ------------------------------------------------------
                          $ 9,088,676   $ 6,093,078   $ 1,746,645   $ 16,928,399
                          ======================================================

Identifiable assets:
 Continuing operations    $ 5,592,747   $ 2,954,419   $         -   $  8,547,166
 Discontinued operations    2,078,904     2,858,562             -      4,937,466
                          ------------------------------------------------------
                          $ 7,671,651   $ 5,812,981   $         -   $ 13,484,632
                          ======================================================

11. SUBSEQUENT EVENTS

Business Combinations

Effective May 1, 1998, the Company purchased substantially all assets of Advantage Technology, Inc. ("ATI"), based in Lancaster, Pennsylvania. The purchase price, including acquisition costs, was approximately $4.5 million, including common shares of the Company valued at $2 million and a promissory note of $2 million. The Company will use funds raised in the private placement, described below, to pay off the $2 million note. Approximately $455,000 in debt obligations was assumed in the purchase. The purchase price is subject to certain adjustments based on achieving certain revenue and earnings targets. ATI has as its principal technology AdvantageTM, a patented and proprietary optically variable security coating that is applied to labels and over-laminates to protect documents and products against counterfeiting, alteration and/or tampering.

                         Optical Security Group, Inc.

11. SUBSEQUENT EVENTS (CONTINUED)

Private Placement (Unaudited)

During the first quarter of fiscal year 1999 the Company sold $4,030,000 of securities in a private placement. Of that amount, $2,770,000 was from the sale of 8% Senior Subordinated Convertible Debentures (the "Debentures") and $1,260,000 was from the sale of 210,000 shares of common stock before anticipated costs of $410,000. Warrants to purchase 2,000 shares at an exercise price of $6.00 per share were issued to individual purchasers of $100,000 or more of common shares. The Debentures are convertible into common stock at $6.50 per share.