Form 10QSB
period 1998-06-30
OPTICAL SECURITY GROUP INC
filed 1998-08-13
CIK 843961

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB
(Mark One)                         CONFORMED


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Period Ended June 30, 1998
                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X    No    .

                     APPLICABLE ONLY TO CORPORATE ISSUES:

Class of Stock             No. of Shares Outstanding                   Date
Common                             5,968,953                       June 30, 1998

                         Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                               June 30
                                                           1998        1997
                                                       -----------  -----------
ASSETS
Current assets:
    Cash                                               $ 1,059,934  $ 1,512,351
    Accounts receivable, less allowance
      of $21,353 and $8,648 at the quarter
      ended June 30, 1998 and 1997, respectively         2,596,620    1,793,837
    Inventory                                            1,510,695      671,134
    Prepaid expenses                                       169,918      209,984
    Net current assets of discontinued operations          611,833    1,884,700
                                                       -----------  -----------
Total current assets                                     5,949,000    6,072,006

Property and equipment, net                              2,814,389    1,249,129

Other assets:
    Patents and patent applications, net of
      accumulated amortization of $104,327 and
      $95,610 at the quarter ended June 30, 1998
      and 1997, respectively                               280,136      325,455
    Goodwill, net of accumulated amortization of
      $308,529 and $212,247 at the quarter ended
      June 30, 1998 and 1997, respectively               4,537,134    1,128,258
    License and non-compete agreements, net of
      accumulated amortization of $261,015 and
      $182,310 at the quarter ended June 30,
       1998 and 1997, respectively                         479,060      555,557
    Deposits and other                                     160,374      402,214
    Net long-term assets of discontinued operations      4,280,383    5,983,944
                                                       -----------  -----------
Total assets                                            18,500,476   15,716,563
                                                       ===========  ===========


See accompanying notes

                                    1 of 26

                         Optical Security Group, Inc.
                    Consolidated Balance Sheets (continued)
                                  (Unaudited)

                                                                       June 30
                                                                  1998          1997
                                                             -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $  1,076,410   $    813,907
    Accrued expenses                                              592,762        231,097
    Current portion of capital lease obligations                    4,385          6,000
    Current portion of long-term obligations                       82,344        613,729
    Allowance for operating losses of discontinued
      operations                                                  341,509              -
                                                             ------------   ------------
Total current liabilities                                       2,097,410      1,664,733

Deferred tax liability                                                  -         25,840
Capital lease obligations                                           1,429          4,070
Long-term obligations                                           1,070,151              -
Convertible debentures                                          2,770,000              -
Stockholders' equity:
    Voting convertible preferred stock, $0.01 par value:
      2,500,000 shares authorized; 1,793 Preferred
      Series B shares issued and outstanding
      (preference in Liquidation $1,954,370)                           18             18
    Common stock, $0.005 par value:
      15,000,000 shares authorized; 5,968,953 and
      5,019,283 shares issued and outstanding at
      June 30, 1998 and 1997, respectively                         29,845         25,096
    Additional paid-in capital                                 23,274,389     20,133,204
    Foreign currency translation adjustment                        86,770         99,594
    Accumulated deficit                                       (10,829,536)    (6,235,992)
                                                             ------------   ------------
Total stockholders' equity                                     12,561,486     14,021,920
                                                             ------------   ------------
Total liabilities and stockholders' equity                   $ 18,500,476   $ 15,716,563
                                                             ============   ============


See accompanying notes

                                    2 of 26

                         Optical Security Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)


                                            Three Months Ended
                                                 June 30
                                            1998         1997
                                         ----------   ----------
Revenues                                 $3,083,590   $2,129,082
Cost of goods sold                        1,754,464    1,234,867
                                         ----------   ----------
Gross margin                              1,329,126      894,215

Operating expenses:
  Salaries and related costs                595,105      311,188
  Depreciation                               42,152       20,452
  Amortization                               63,026       26,769
  Other operating expenses                  346,755      257,173
                                         ----------   ----------
Total operating expenses                  1,047,038      615,582
                                         ----------   ----------

Income from operations                      282,088      278,633

Other income (expense)
  Interest income                             7,022        5,230
  Interest expense                          (35,518)      (9,861)
  Other                                      (1,254)           -
  Foreign currency transaction income          (868)      (1,080)
                                         ----------   ----------
Total other expense                         (30,618)      (5,711)
                                         ----------   ----------

Income before income  taxes                 251,470      272,922

Income tax expense                                -            -
                                         ----------   ----------

Income from continuing operations           251,470      272,922

Discontinued operations:
 Loss from operations of discontinued
   segment                                        -      (50,862)
                                         ----------   ----------

Net income                                  251,470      222,060
Dividends on preferred stock                 35,860       35,860
                                         ----------   ----------
Net income  applicable to
 common stock                            $  215,610   $  186,200
                                         ==========   ==========

                                    3 of 26

                         Optical Security Group, Inc.
               Consolidated Statements of Operations (continued)
                                  (Unaudited)


                                                    Three Months Ended
                                                          June 30
                                                      1998      1997
                                                  ----------   ----------
Earnings (loss) per share:
 Basic:
  Continuing operations                           $     0.04   $     0.05
  Discontinued operations                         $        -   $    (0.01)
                                                  ----------   ----------
  Net income applicable to common stock           $     0.04   $     0.04
                                                  ==========   ==========
 Diluted:
  Continuing operations                           $     0.03   $     0.04
  Discontinued operations                         $        -   $    (0.01)
                                                  ----------   ----------
  Net income applicable to common stock           $     0.03   $     0.03
                                                  ==========   ==========

Weighted average number of shares outstanding:
 Basic:                                            5,968,953    5,019,283
                                                  ==========   ==========
 Diluted:
  Weighted shares outstanding                      5,968,953    5,019,283
  Shares attributed to options and warrants          289,964    1,167,567
                                                  ----------   ----------
                                                   6,258,917    6,186,850
                                                  ==========   ==========

See accompanying notes

                                    4 of 26

                         Optical Security Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)




                                                    Three Months Ended
                                                         June 30
                                                    1998         1997
                                                 -----------  -----------
OPERATING ACTIVITIES
Net income                                          251,470      222,060
Adjustments to reconcile net
  income  to net cash
  provided (used)  in operating activities:
      Depreciation and amortization                 239,794      187,743
  Changes in operating assets and liabilities
      Accounts receivable                           205,192    1,549,274
      Inventory                                     (56,008)     267,607
      Prepaid expenses                              136,183     (129,439)
      Accounts payable and accrued expenses        (759,904)  (1,158,048)
      Reserve for discontinued operations          (558,491)           -
                                                 ----------   ----------
Net cash provided (used) in
    operating activities                           (541,764)     939,197

INVESTING ACTIVITIES
Patent application costs                                (66)     (15,984)
Acquisition - Advantage Technology, Inc.         (2,488,227)           -
Purchase of property and equipment                 (189,425)    (870,308)
Licensing agreements                                      -         (432)
Other deposits and intangible assets                 67,790     (220,487)
                                                 ----------   ----------
Net cash used in investing activities            (2,609,928)  (1,107,211)

                                    5 of 26

                         Optical Security Group, Inc.
               Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)


                                                        Three Months Ended
                                                              June 30
                                                         1998          1997
                                                     -----------   -----------
FINANCING ACTIVITIES
Proceeds from issuance of common
   stock, net                                          1,154,467        20,222
Proceeds from issuance of
   convertible debentures, net                         2,770,000             -
Loan proceeds                                             89,155       613,729
Payments on notes and capital
    lease obligations                                   (571,619)   (1,012,013)
Cost of financing                                              -       (18,013)
Payments on preferred stock dividends                    (35,860)      (35,860)
                                                     -----------   -----------
Net cash provided (used) by
   financing activities                                3,406,143      (431,935)

Effect of exchange rate on cash flows                      8,095        48,212
                                                     -----------   -----------
Net increase (decrease) in cash                          262,546      (551,737)
Cash, beginning of period                                797,388     2,064,088
                                                     -----------   -----------
Cash, end of period                                  $ 1,059,934   $ 1,512,351
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITIES
Interest paid                                             35,518        13,431
Common stock issued to acquire
   Advantage Technology, Inc.                          1,724,000             -
Income taxes paid                                              -         3,189


See accompanying notes

                                    6 of 26

                         Optical Security Group, Inc.
                  Notes to Consolidated Financial Statements
                                 June 30, 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Optical Security Group, Inc. (the "Company") is a technology company which, through its principal subsidiaries, Optical Security Industries, Inc. ("OpSec U.S."), Optical Security Industries International, Plc ("OpSec International"), OpSec Advantage, Inc. ("OpSec Advantage"), Dimensional Printing Industries, Inc. ("DPI") and OpSec Pasternak & Partner GmbH & Co., KG ("OpSec Pasternak") provides products and solutions to businesses and governments for the problems of product tampering and counterfeiting, diversion of goods, and illegal document alteration and copying. In addition, the Company provides materials and products for use in other commercial applications, including holography and dimensional printing ("lenticular products") for book illustrations and for consumer product promotions. The Company's principal markets are the United States and Western Europe. Refer to Note 3 for discussions regarding the Company's intent to dispose of the lenticular products business.

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

FOREIGN CURRENCY

Foreign currency denominated assets and liabilities are translated into U.S. dollar equivalents based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. Aggregate foreign exchange gains and losses arising from the translation of foreign currency denominated assets and liabilities are included in stockholders' equity, and realized gains and losses are reflected in the consolidated

                                    7 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY (CONTINUED)

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

PROPERTY AND EQUIPMENT

Property and equipment, which are stated at cost, are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation is computed using the straight-line method. The ranges of estimated useful lives are as follows:

                                                      Years
                                                     -------
                    Buildings                           39
                    Leasehold improvements            2-12
                    Computer equipment                   5
                    Other equipment and furniture      5-7
                    Production equipment              5-10
                    Vehicles                             4

                                    8 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT (CONTINUED)

Property and equipment at June 30 consist of:

                                               1998           1997
                                           -----------    -----------
     Land                                  $   304,066    $   304,066
     Buildings                               1,342,677        405,421
     Leasehold improvements                    126,528        122,075
     Computer equipment                        294,102        253,136
     Other equipment and furniture              90,767         54,239
     Production equipment                    1,075,920        378,084
     Vehicles                                   46,040         88,127
                                           -----------    -----------
                                             3,280,100      1,605,148
     Less accumulated depreciation            (465,711)      (356,019)
                                           -----------    -----------
                                           $ 2,814,389    $ 1,249,129
                                           ===========    ===========

GOODWILL AND LICENSE AGREEMENTS

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at June 30, 1998 is associated with the acquisition of OpSec Advantage in May 1998, the acquisition of OpSec Pasternak and the purchase of a minority interest in DPI in fiscal 1997, and the acquisition of ELEF, Plc during fiscal year 1995.

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

Goodwill and license agreements are reviewed for impairment whenever events indicate their carrying amount may not be recoverable. When the Company believes that those assets may not be recoverable, it estimates the future cash flows to be generated by the business associated with those assets, the assets would be written down to their fair value, which is normally measured by discounting estimated future cash flows.

                                    9 of 26

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

                                    10 of 26

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

EARNINGS PER SHARE OF COMMON STOCK

In 1997, the FASB issued Statement No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company has reported its income or loss per share for both continuing and discontinued operations, after preferred stock dividend requirements. Earnings per share for the quarters ended June 30, 1998 and 1997 is based on weighted average shares of common stock outstanding of 5,968,953 and 5,019,283, respectively. Common equivalent shares from stock options and warrants have been included in the computation of income per share from continuing and discontinued operations for diluted earnings per share in accordance with SFAS 128. The convertible preferred stock has been excluded from the calculation as the effect, net of related dividend requirements, would be antidilutive.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed in the period incurred. During the quarter ended June 30, 1998, the Company incurred $38,252 in costs, of which $9,330 was for continuing operations and $28,922 was for discontinued operations. Research and development costs for the quarter ended June 30, 1997 were immaterial.

                                    11 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain amounts in the June 30, 1997 financial statements were reclassified to conform with the June 30, 1998 presentation.

2.  BUSINESS COMBINATIONS

Effective May 1, 1998, the Company, through its subsidiary, OpSec Advantage, purchased substantially all of the assets of Advantage Technology, Inc. ("ATI"), based in Lancaster Pennsylvania. The purchase price, including acquisition costs, was approximately $4.5 million, including common shares of the Company valued at $2 million and a promissory note of $2 million. The acquisition resulted in goodwill of $3,505,159. The Company used funds raised in a private placement to pay off the $2 million note and $452,000 in debt obligations assumed in the purchase. The purchase price is subject to certain adjustments based on achieving certain revenue and earning targets. ATI has as its principal technology, Advantage/TM/, a patented and proprietary optically variable security coating that is applied to labels and over-laminates to protect documents and products against counterfeiting, alteration and/or tampering.

The following unaudited pro forma combined results of operations for the quarter ended June 30, 1997 has been prepared assuming that the acquisition of OpSec Advantage occurred at the beginning of the period. In preparing the proforma data, adjustments have been made for: (I) the amortization of goodwill, and (ii) the interest expense related to debentures issued to complete the purchase.


     Sales and royalty income                  $2,861,968
     Net income                                   117,915
     Net income  applicable to common stock        82,055
     Earnings per share of common stock:
       Basic                                   $     0.01
       Diluted                                 $     0.01


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

                                    12 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


2. BUSINESS COMBINATIONS (CONTINUED)

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

Both OpSec Pasternak and DPI are part of the lenticular segment, which is being discontinued (see Note 3).

3. DISCONTINUED OPERATIONS

Since September 1996, the Company has operated a lenticular printing business which drew upon the imaging expertise and resources employed in its security business. In March 1998, the Company announced that it was discontinuing the lenticular business, as it was not central to its core competency or strategy of dominating the security authentication and anti-counterfeiting business. Discontinuance of the lenticular business included the termination of the production of lenticular products in Europe and consolidating lenticular production management in Denver. The Company intends to sell, spin off to existing shareholders in the form of a dividend, or otherwise dispose of the lenticular business. Until such time as this occurs, the Company will continue to finance the lenticular business. The Company's ability to spin off the lenticular business may be limited due to restrictions in the Debentures issued in the first quarter of fiscal 1999, which limit the Company's right to provide start-up funding to a spun-off entity. The Company has estimated a loss on disposal. As the utilization of prior and future losses for tax purposes is uncertain, the loss on disposal, shown below, has not been reduced for possible tax benefits.


Estimated loss on sale and related costs             $1,560,000
Operating losses from April 1, 1998 to
 anticipated disposal date                              900,000
Reserve used in current quarter                        (558,491)
                                                     ----------
Remaining reserve                                    $1,901,509
                                                     ==========


Sales of the lenticular business were $1,275,967 and $3,291,799 in the quarters ended June 30, 1998 and 1997, respectively. The net operating loss for the same periods were $558,491 and $50,862 in 1998 and 1997, respectively.

Assets and liabilities for the lenticular business have been segregated from those of the continuing operation. The consolidated balance sheet and statement of operations for the quarter ended June 30, 1997 have been restated to reflect the discontinued operations. The summarized presentation in the balance sheet is more fully explained below:

                                    13 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


3. DISCONTINUED OPERATIONS (CONTINUED)

                                                  Quarter ended June 30
                                                    1998          1997
                                                -----------   -----------
Net current assets:
   Accounts receivable, net                     $ 1,029,585   $ 2,878,859
   Inventory                                        476,124       725,511
   Other current assets                              33,858       173,325
   Accounts payable                                (829,860)   (1,480,584)
   Accrued expenses                                 (97,874)     (412,411)
Net current assets                              $   611,833   $ 1,884,700
                                                ===========   ===========

Net long-term assets:
   Property and equipment, net                  $   643,742   $   515,067
   Goodwill and other intangible assets           5,196,641     5,468,877
   Less estimated loss on sale                   (1,560,000)            -
Net long-term assets                            $ 4,280,383   $ 5,983,944
                                                ===========   ===========

4. LONG-TERM DEBT

Total debt at quarter end was as follows:

                                                  Quarter ended June 30
                                                   1998           1997
                                                -----------   -----------
Revolving credit facility                       $         -   $   613,729
Economic Development Revenue Bonds                1,152,495             -

                                                  1,152,495       613,729
Less current maturities                              82,344       613,729
Long-term obligations                           $ 1,070,151   $         -
                                                ===========   ===========

The Company entered into a $2 million revolving credit facility secured by all the assets of the Company with Mercantile-Safe Deposit and Trust Company on April 30, 1997. The agreement is for a three-year term, at which time all borrowings are due in full. However, the loan is repayable upon demand. Advances on the line are based on a percentage of eligible domestic accounts receivable. The facility bears interest at 1% over prime (9.5% at June 30, 1998).

                                    14 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


4. LONG-TERM DEBT (CONTINUED)

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

Principal maturities of long-term debt for each of the next five fiscal years and thereafter are:


          1999                          $    61,758
          2000                               82,344
          2001                               82,344
          2002                               82,344
          2003 and thereafter               761,361
                                        -----------
          Total principal maturities    $ 1,070,151
                                        ===========

5. STOCKHOLDERS' EQUITY

During the quarter ended June 30, 1998, the Company sold $4,030,000 of securities in a private placement. Of that amount, $2,770,000 was from the sale of 8% Senior Subordinated Convertible Debentures, (the "Debentures") and $1,260,000 was from the sale of 210,000 shares of common stock before anticipated costs of $421,367. Warrants to purchase 24,000 shares at an exercise price of $6.00 per share were issued to purchasers of common shares.

The Debentures are convertible into common stock at $6.50 per share. The Company may redeem the Debentures in whole or part commencing June 1, 1999 at 109% of face value, with the premium declining 1.8% per year until July 1, 2004, at which time redemptions may be made at face value.

Effective March 27, 1997, the Company completed a financing arrangement with a group of individual investors, including officers and directors, and with various institutional investors in which 526,899 common shares were issued at $6.00 per share. The private placement resulted in total proceeds, net of offering costs, of $3,128,268.

                                    15 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


5. STOCKHOLDERS' EQUITY (CONTINUED)

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

                                    16 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


5. STOCKHOLDERS' EQUITY (CONTINUED)

The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On June 30, 1998, the cumulative unpaid dividend on the Series B Shares of $35,860 was declared and subsequently paid in July 1998.

On July 16, 1998, the Company's chief executive officer entered into an amendment to his employment contract with the Company extending his employment for an additional two years. The chief executive officer is in the third year of his employment contract which expires March 31, 2001. The employment contract provides for a salary of $200,000 for the third year, $240,000 for the fourth and fifth year, and bonuses in such amount as the board of directors may determine. As additional compensation, the chief executive officer is entitled to grants of stock options during the term of the contract in an amount sufficient to maintain a 20% beneficial ownership of the common stock, his beneficial ownership of the common stock as of December 31, 1995 ("Base Ownership"). If the Company is sold or merged into another company prior to March 31, 2003, the chief executive officer is entitled to a stock bonus of 250,000 shares of common stock. In addition to benefits available generally to other Company employees, the chief executive officer is entitled to a $500 per month automobile allowance and reimbursement of expenses incurred on behalf of the Company. If the Company terminates the chief executive officer's employment prior to the expiration of the contract, he is entitled to a buyout at 150% of the value of the contract at the time of termination.

Below is a summary of common stock reserved by the Company at June 30, 1998 for issuance upon the conversion of preferred stock and the exercise of the various options and warrants:


     Series B preferred stock           298,833
     Stock option plans               2,059,578
     Warrants                         1,081,765
                                      ---------
                                      3,440,176
                                      =========

6. STOCK OPTION PLANS AND STOCK WARRANTS

The Company has an Incentive Stock Option Plan ("ISOP") under which 2,000,000 shares of common stock are reserved for issuance. Under the ISOP plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSOP") under which 2,000,000 shares of common stock are reserved for issuance at June 30, 1998. All ISOP and NSOP options granted in the quarter ended June 30, 1998 and 1997 were granted at an exercise price equal to or greater than fair market value at the date of grant.

                                    17 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


6. STOCK OPTION PLANS AND STOCK WARRANTS (CONTINUED)

A Registration Statement covering the underlying common stock associated with the Company's ISOP, NSOP and Stock Bonus Plans was filed with the Securities and Exchange Commission effective July 23, 1998.

The following is a summary of stock options granted, exercised and outstanding for the quarter ended June 30, 1998 and fiscal years ended March 31, 1998 and 1997:


                                                                            WEIGHTED
                                 NUMBER OF SHARES                           AVERAGE
                               --------------------   OTHER     EXERCISE    EXERCISE  EXPIRATION
                                 ISOP       NSOP     OPTIONS     PRICE       PRICE       DATE
                               ---------  ---------  -------  ------------  --------  ----------
Outstanding, March 31, 1996      811,400    750,001   63,335  $ 0.20-$5.75     $3.50
Options exercised                      -          -        -             -         -
Options canceled                  45,200      5,000        -  $ 4.05-$6.00     $5.64
Options granted                  469,000    387,878        -  $ 6.00-$7.63     $6.34   6/01-3/02
                               ---------  ---------  -------  ------------  --------
Outstanding, March 31, 1997    1,235,200  1,132,879   63,335  $ 0.20-$7.63     $4.46
Options exercised                164,666     46,667   41,167  $ 0.25-$7.64     $1.11
Options canceled                 234,001          -    8,834  $ 0.20-$6.00     $5.71
Options granted                  227,500     50,000        -  $6.00-$6.624     $6.16
                               ---------  ---------  -------  ------------  --------
Outstanding, March 31, 1998    1,064,033  1,136,212   13,334  $ 0.25-$7.63     $4.92
Options exercised                      -    203,334        -  $ 0.25-$1.00     $0.82
Options canceled                     667          -        -  $       5.75     $5.75
Options granted                   50,000          -        -  $       6.00     $6.00   6/02-1/03
                               ---------  ---------  -------  ------------  --------
Outstanding, June 30, 1998     1,113,366    932,878   13,334  $ 0.25-$7.63     $4.92
                               =========  =========  =======  ============  ========

The following is a summary of warrants granted, exercised and as of June 30, 1998 through 1998:

                                                                 WARRANTS
                                                     --------------------------------
                                                       NUMBER
                                                         OF      EXERCISE  EXPIRATION
                                                       SHARES      PRICE       DATE
                                                     ---------   --------  ----------
Outstanding, March 31, 1994                                  -            -
Issued for June 1994 financing                         355,000      $5.00      6/2001
Issued in ELEF, Plc acquisition                         12,346      $4.05      5/2004
Issued in ELEF, Plc acquisition                         57,655      $5.00      5/2004
Issued in The Diffraction Company acquisition          100,000      $4.05     10/2001
Exercised                                               12,346      $4.05
                                                     ---------   --------   ---------
Outstanding, March 31, 1995                            512,655
Issued in conjunction with the Series B financing       85,860      $7.13      1/2003
                                                     ---------
Outstanding, March 31, 1996                            598,515
Issued in conjunction with the Series B financing       15,500      $7.13      1/2003
Issued upon conversion of Series B shares              472,917      $6.00      3/2002
                                                     ---------
Outstanding, March 31, 1997                          1,086,932
Exercised                                                4,167      $6.00
                                                     ---------
Outstanding, March 31, 1998                          1,082,765      $6.00      6/2008
Issued in conjunction with private placement            24,000      $6.00
Exercised                                               25,000
Outstanding, June 30, 1998                           1,081,765
                                                     =========

                              18 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


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

                                    19 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


7. STOCK-BASED COMPENSATION (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement No. 123 in the year of adoption are not likely to be representative of the effects on pro forma net income for future years. The Company's pro forma information follows:


                                                 QUARTER ENDED JUNE 30
                                                   1998        1997
                                               -----------------------
Pro forma net income (loss)                       $146,563   $(206,092)
Pro forma net loss applicable to common stock      110,703    (241,952)
Pro forma loss per share:
     Basic                                        $   0.02   $   (0.05)
     Diluted                                      $   0.02           -


Exercise prices for options outstanding as of June 30, 1998 ranged from $0.25 to $7.63. The weighted-average remaining contractual life of those options is 2.56 years. At June 30, 1998, there were 100,000 options outstanding, exercisable at a range of $0.25 to $1.00 per share, 585,534 options exercisable between $2.85 to $5.00 per share and 1,374,044 options exercisable between $5.75 to $7.63 per share.

8. SEGMENTS OF BUSINESS

The following table sets forth financial information for the Company's foreign and domestic segments for the quarter ended June 30, 1998:


                                      NORTH      WESTERN      ALL
                                     AMERICA      EUROPE     OTHER     TOTAL
                                 -----------  ----------  --------  -----------
Revenues:
  Continuing operations          $ 2,198,991  $  312,329  $572,630  $ 3,083,950
  Discontinued operations            387,994     887,612         -    1,275,606
                                 $ 2,586,985  $1,199,941  $572,630  $ 4,359,556
                                 ===========  ==========  ========  ===========

Identifiable assets:
  Continuing operations          $11,780,294  $1,152,270  $      _  $12,932,564
  Discontinued operations          2,685,827   2,882,085         -    5,567,912
                                 $14,466,121  $4,034,355  $      _  $18,500,476
                                 ===========  ==========  ========  ===========

                                    20 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended June 30, 1998
---------------------------

The Consolidated Statements of Operations of the Company for the quarters ended June 30, 1998 and 1997, reflect the revenues and expenses of its security business. The lenticular business is reported as discontinued operations, following the announcement in March 1998 of the Company's intent to sell, spin-off to existing shareholders in the form of a dividend, or otherwise dispose of the lenticular business. The quarter ended June 30, 1997 has been restated to reflect the discontinuance of the lenticular business.

Revenues increased 44.8% to $3,083,590, and include two months of operations for OpSec Advantage, acquired effective May 1, 1998, which contributed $702,996 of sales to total sales for the quarter. OpSec Advantage provides security coatings for application to labels and over-laminates used to protect documents such as drivers' licenses and passports from counterfeiting, alteration, and/or tampering. Sales of authenticating label and garment tags to licensees of the National Hockey league commenced in the quarter, as the Company's licensed product business continues to expand.

Gross margins increased slightly from 42% to 43.1%. Margins will vary with the mix of business. Increased business with large base customers with lower margins than on standard product lines have been offset with improved supplier purchasing agreements.

Operating expenses increased $431,456 to $1,047,038, with OpSec Advantage comprising $221,438 of the increase. Excluding OpSec Advantage, salaries and related costs increased $158,055 to reflect staff additions to the Company's security sales and customer support teams, as well as wage increases. Depreciation and amortization increased $57,957, including $31,756 in OpSec Advantage (mostly goodwill), and additional depreciation associated with production equipment and the Parkton manufacturing facility. Other operating expenses increased $89,582, including $63,820 in OpSec Advantage, and $25,762 from all other locations.

Net interest expense increased $23,865. The Company issued $2,770,000 in 8% convertible debentures near the end of the quarter for funding the purchase of OpSec Advantage. In addition, net interest expense reflects the addition of debt financing for plant construction completed in the third quarter of the prior year. Dividends on Series B shares of $35,860 remained unchanged compared to the same quarter of the prior year. No income tax liability is anticipated in either of the Company's domestic or international operations.

                                    21 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Quarter Ended June 30, 1998 (continued)
---------------------------------------

Revenues for the quarter ended June 30, 1998 in the lenticular business decreased to $1,275,997 from revenues of $3,291,799 for the quarter ended June 30, 1997. Operating expenses decreased $54,323 to $704,991. A loss reserve for the current year was established at March 31, 1998. The current quarter loss of $558,491 was offset against that reserve.

Quarter Ended June 30, 1997
---------------------------

Operations for the quarter ended June 30, 1997 have been restated to reflect the discontinuance of the lenticular business announced in March, 1998.

Revenues for the quarter ended June 30, 1997 were $2,129,082, an 83% increase when compared to the revenues of $1,162,943 for the quarter ended June 30, 1996. Sales grew in the holographic security with significant increases in revenues resulting from authenticating label and tag sales for the NFL over-all licensing program and Exelgram/(R)/ embossed foil sales for American Express travelers' cheques.

Gross profits for the quarter ended June 30, 1997 increased 66% to $894,215 compared to $539,070 for the quarter ended June 30, 1996. The gross profit margin of 42% decreased from the 46% for the comparable quarter of the prior year, as larger base customers with margins less than prior standards have been added.

Operating expenses of $615,582 grew 6% compared to the same quarter of the prior fiscal year, an increase of $35,266.

Net income for the quarter ended June 30, 1997 improved to $272,922, as compared to a loss of $5,359 for the quarter ended June 30, 1996. Net interest expense increased $42,326 as the Company added a revolving credit line. With the conversion of 76% of the Series B Shares into common stock during the fourth quarter of the prior fiscal year, the dividend payment decreased $109,211 to $35,860. No significant tax liabilities were reported for the quarter. The Company carries significant net operating losses for U.S. tax reporting purposes.

                                    22 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Quarter Ended June 30, 1997 (continued)
---------------------------------------

Revenues for the quarter ended June 30, 1997, in the lenticular business increased to $3,291,799 from revenues of $1,163,661 for the quarter ended June 30, 1996. Operating expenses increased to $759,314 from $172,981 primarily as a result of the acquisition of OpSec Pasternak and the formation of DPI subsequent to June 30, 1996. The loss for the current quarter of $50,862 compares to net income of $108,205 for the same quarter of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended June 30, 1998
---------------------------

In June 1998, the Company completed the sale $4,030,000 of securities in a private placement. Of that amount, $2,770,000 was from the sale of 8% senior convertible subordinated debentures, and $1,260,000 was from the sale of 210,000 shares of common stock, before anticipated costs of $421,367. The Company used approximately $2.5 million to complete the purchase of OpSec Advantage during the quarter, with remaining proceeds used to reduce outstanding bank lines of credit.

The Company's working capital position at June 30, 1998, was $3,851,590, and its current ratio was 2.836-to-1. Included in the working capital surplus was a cash position of $1,059,934. Included in current liabilities was a reserve of $341,509 for anticipated losses in the current fiscal year in the lenticular business. The Company's's long-term debt consisted of $1,059,934 in bond financing and $2,770,000 in the newly issued convertible debentures.

The Company reported operating income of $282,088 and net income of $251,470 from its security business. Excluding non-cash expenses of $105,178, earnings before interest, taxes, depreciation and amortization were $387,266.

QUARTER ENDED JUNE 30, 1997
---------------------------

Operations for the quarter ended June 30, 1997 have been restated to reflect the discontinuance of the lenticular business announced in March 1998.

                                    23 of 26

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Quarter Ended June 30, 1997 (continued)
---------------------------------------

The Company's working capital position at June 30, 1997 was $4,407,273. Current assets were 3.647-to-1 over current liabilities. Included in this working capital surplus was a cash position of $1,512,351. The Company had no significant long-term liabilities. The balance of the line of credit of $613,729 is serving as a bridge loan for the purchase of a new manufacturing facility located in Maryland. Permanent long-term financing through Economic Development Revenue Bonds of $1,235,000 was secured in July 1997 which retired the then existing line of credit balance.

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

The security business generated earnings before interest, taxes, depreciation and amortization (EBITDA) of $325,854 and net income was $272,922. The discontinued lenticular business operated at a loss of $50,862. This compares to EBITDA and net loss of $4,337 and $5,359, respectively, in the prior year first quarter.

COMPUTERIZED OPERATIONS AND THE YEAR 2000

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

                                    24 of 26

                                    PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  List of Exhibits required by Item 601 of Regulation S-B:

     Exhibit      Exhibit                             Page
     Number       Name                              Reference
     -------      ----------------------------      ---------
      10.2.1      Amendment to Richard H. Bard
                  Employment Agreement                  27

      27.1        Financial Data Schedule                -


(b)  Reports on Form 8-K:


Date of Report    Items Reported
--------------    --------------
May 29, 1998          2, 9
April 2, 1998         5

                                    25 of 26

                                  SIGNATURES
                                  ----------


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         OPTICAL SECURITY GROUP, INC.
                                 (Registrant)


Date: August 13, 1998                  By:    /s/ Richard H. Bard
                                          -------------------------------
                                              Richard H. Bard,
                                              Chief Executive Officer and
                                              Director


Date: August 13, 1998                  By:    /s/ Gerald A. Melfi
                                          -------------------------------
                                              Gerald A. Melfi, Principal
                                              Financial Officer

                                    26 of 26