Form 10QSB
period 1998-09-30
OPTICAL SECURITY GROUP INC
filed 1998-11-18
CIK 843961

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB
(Mark One)                        CONFORMED


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For Period Ended September 30, 1998

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


Yes   X    No.


                                 APPLICABLE ONLY TO CORPORATE ISSUES:


Class of Stock              No. of Shares Outstanding              Date
Common                              6,068,953               September 30, 1998

                          Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                September 30
                                             1998          1997
                                          -------------------------
ASSETS

Current assets:
Cash                                      $   579,399  $    976,783
Accounts receivable, less allowance of
 $13,555 and $43,228 at the quarter
 ended September 30, 1998 and 1997,
 respectively                               3,136,581     1,895,305


Inventory                                   1,277,514       776,570
Prepaid expenses                              268,447       171,691
Net current assets of discontinued
 operations                                   804,220     2,148,758
                                          -------------------------
Total current assets                        6,066,161     5,969,107

Property and equipment, net                 3,282,179     1,790,091

Other assets:
Patents and patent applications, net of
 accumulated amortization of $111,564
 and $101,610 at the quarter ended
 September 30, 1998 and 1997,
 respectively                                 279,377       322,315



Goodwill, net of accumulated
 amortization of $369,172 and $229,004
 at the quarter ended September 30,
 1998 and 1997, respectively                4,498,597     1,111,501


License and non-compete agreements, net
 of accumulated amortization of
 $280,692 and $201,986 at the quarter
 ended September 30, 1998 and 1997,
 respectively                                 459,383       536,144



Deposits and other                            138,051       240,187
Net long-term assets of discontinued
 operations                                 4,488,959     6,007,286

                                          -------------------------
Total assets                              $19,212,707   $15,976,631
                                          =========================



See accompanying notes

                                     1 of 27

                          Optical Security Group, Inc.
                    Consolidated Balance Sheets (continued)
                                  (Unaudited)

                                                  September 30
                                              1998           1997
                                          ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                          $  1,070,622    $   658,222
Accrued expenses                               794,761        317,069
Current portion of capital lease                 5,814          5,000
 obligations
Current portion of long-term obligations       663,344        441,600
Allowance for operating losses of
 discontinued Operations                             -              -
                                          ---------------------------

Total current liabilities                    2,534,541      1,421,891

Deferred tax liability                               -         25,840
Capital lease obligations                            -          3,803
Long-term obligations                        1,049,565        834,545
Convertible Debentures                       2,770,000              -

Stockholders' equity:
          Voting convertible preferred
           stock, $0.01 par value:
          2,500,000 shares authorized;
           1,793 Preferred Series                   18             18
B shares issued and outstanding
 (preference in
Liquidation $1,954,370)
Common stock, $0.005 par value:
15,000,000 shares authorized;
 6,068,953 and 5,019,283 shares issued
 and outstanding at September 30, 1998          30,345         25,096
 and 1997, respectively


Additional paid-in capital                  23,329,209     20,133,204
Foreign currency translation adjustment         99,587         (8,071)
Accumulated deficit                        (10,600,558)    (6,459,695)
                                          ---------------------------
Total stockholders' equity                  12,858,601     13,690,552
                                          ---------------------------
Total liabilities and stockholders'       $ 19,212,707    $15,976,631
 equity
                                          ===========================


See accompanying notes

                                     2 of 27

                          Optical Security Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                              Three Months Ended        Six Months Ended
                                                 September 30             September 30
                                               1998         1997         1998         1997
                                          -----------------------   -----------------------
Revenues                                  $3,978,560   $2,499,256   $7,062,150   $4,628,338
Cost of goods sold                         2,288,450    1,452,068    4,042,914    2,686,935
                                          -----------------------   -----------------------
Gross margin                               1,690,110    1,047,188    3,019,236    1,941,403

Operating expenses:
 Salaries and related costs                  730,601      408,902    1,325,706      720,090
Depreciation                                  47,884       25,266       90,036       45,718
 Amortization                                 79,747       33,178      142,773       59,947
 Other operating expenses                    507,164      252,517      853,919      509,690
                                          -----------------------   -----------------------
Total operating expenses                   1,365,396      719,863    2,412,434    1,355,455
                                          -----------------------   -----------------------
Income from operations                       324,714      327,325      606,802      605,958

Other income (expense)
Interest income                                9,561        9,132       16,583       14,362
Interest expense                             (81,915)     (12,097)    (117,433)     (21,958)
Other income                                  12,775          185       11,521          185
Foreign currency transaction gain
                                                (295)       4,758       (1,163)       3,678
                                          -----------------------   -----------------------
Total other expense                          (59,874)       1,978      (90,492)      (3,733)
                                          -----------------------   -----------------------
Income before income taxes                   264,840      329,303      516,310      602,225

Income tax expense                                 -            -            -            -
                                          -----------------------   -----------------------

Income from continuing operations
                                             264,840      329,303      516,310      602,225

Discontinued Operations:
Loss from operations of discontinued
 segment                                           -     (517,146)           -     (568,008)
                                          -----------------------   -----------------------

Net income (loss)                            264,840     (187,843)     516,310       34,217
Dividends on preferred stock                  35,860       35,860       71,720       71,720
                                          -----------------------   -----------------------
Net income (loss) applicable to common
 stock                                    $  228,980   $ (223,703)  $  444,590   $  (37,503)
                                          =======================   =======================


                                     3 of 27

                          Optical Security Group, Inc.
               Consolidated Statements of Operations (continued)
                                  (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                September 30             September 30
                                              1998         1997       1998         1997
                                         -----------------------  -----------------------
Earnings (loss) per share:
Basic:
Continuing operations                     $     0.04  $     0.06   $     0.07  $     0.11
Discontinued operations                            -       (0.10)           -       (0.11)
                                          -----------------------  -----------------------
Net income applicable to common stock
                                          $     0.04  $    (0.04)  $     0.07  $     0.00
                                          =======================  =======================
Diluted:
Continuing operations                     $     0.04  $     0.04   $     0.07  $     0.09
Discontinued operations                            -       (0.08)           -       (0.09)
                                          -----------------------  -----------------------
Net income applicable to common stock
                                          $     0.04  $    (0.04)  $     0.07  $     0.00
                                          =======================  =======================
Weighted average number of shares
 outstanding:
Basic:                                     6,068,953   5,019,283    5,985,620   5,019,283
                                          =======================  =======================
Diluted:
Weighted shares outstanding
                                           6,068,953   5,019,283    5,985,620   5,019,283
Shares attributed to options and
 warrants                                    209,964   1,167,567      209,964   1,167,567
                                          -----------------------  -----------------------
                                           6,278,917   6,186,850    6,195,584   6,186,850
                                          =======================  =======================

See accompanying notes

                                     4 of 27

                          Optical Security Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                           Three Months Ended             Six Months Ended
                                              September 30                  September 30
                                            1998         1997            1998            1997
                                         ----------------------      --------------------------
OPERATING ACTIVITIES
Income from continuing operations        $ 264,840    $ 329,303      $   516,310    $   602,225
Loss from discontinued operations         (547,090)    (517,146)      (1,105,581)      (568,008)
Adjustments to reconcile net income
 (loss) to net cash provided (used) in
 operating activities:
Depreciation and amortization
                                            268,423      184,429         508,217        372,172
Changes in operating assets and
 liabilities
Accounts receivable                        (813,633)     188,489        (608,441)     1,737,763
Inventory                                   189,401     (151,779)        133,393        115,828
Prepaid expenses                            (98,163)      66,980          38,020        (62,459)
Accounts payable and accrued expenses       320,910     (609,633)       (438,994)    (1,767,682)
                                         -----------------------     --------------------------
Net cash provided (used) in operating
 activities                                (415,312)    (509,357)       (957,076)       429,839

INVESTING ACTIVITIES
Patent application costs                    (12,263)      (2,860)        (12,329)       (18,844)
Acquisition - Advantage Technology, Inc.    (22,999)           -      (2,528,561)             -
Purchase of property and equipment         (638,643)    (709,710)       (828,068)    (1,580,018)
Licensing agreements                              -            -               -           (432)
Other deposits and intangible assets
                                             15,991      232,277          47,784         11,791
                                         ------------------------    --------------------------
Net cash used in investing activities    $ (657,914)   $(480,293)    $ (3,321,174)  $(1,587,503)

See accompanying notes

                                     5 of 27

                          Optical Security Group, Inc.
               Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                September 30             September 30
                                              1998         1997       1998         1997
                                         ----------------------   -----------------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock,
 net                                     $   55,320  $        -   $1,263,119  $    20,222
Proceeds from issuance of convertible
 debentures, net                                  -           -    2,770,000            -
Change in line of credit facility           581,000    (247,729)     120,155      366,000
Proceeds from bond financing                      -     910,144            -      910,144
Payments on notes and capital lease
 obligations                                (20,586)     (1,267)     (42,205)  (1,013,280)
Cost of financing                                 -     (63,541)           -      (81,554)
Payments on preferred stock dividends       (35,860)    (35,860)     (71,720)     (71,720)
                                         ----------------------   -----------------------
Net cash provided (used) by financing
 activities                                 579,874     561,747    4,039,349      129,812

Effect of exchange rate on cash flows        12,817    (107,665)      20,912      (59,453)
                                         ----------------------   -----------------------
Net increase (decrease) in cash            (480,535)   (535,568)    (217,989)  (1,087,305)
Cash, beginning of period                 1,059,934   1,512,351      797,388    2,064,088
                                         ----------------------   -----------------------
Cash, end of period                      $  579,399  $  976,783   $  579,399  $   976,783
                                         ======================   =======================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FLOW ACTIVITIES
Interest paid                            $   81,915  $   22,827   $  117,433  $    36,258
Common stock issued to acquire
 Advantage Technology, Inc.                       -           -    1,724,000            -
Income taxes expense                              -      15,401            -       18,590


See accompanying notes

                                     6 of 27

                          Optical Security Group, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1998



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Optical Security Group, Inc. (the "Company") is a technology company which, through its principal subsidiaries, Optical Security Industries, Inc. ("OpSec U.S."), Optical Security Industries International, Plc ("OpSec International"), OpSec Advantage, Inc. ("OpSec Advantage"), and Optical Security International GmbH & Co., KG ("OSI") provides products and solutions to businesses and governments for the problems of product tampering and counterfeiting, diversion of goods, and illegal document alteration and copying. In addition, the Company provides materials and products for use in other commercial applications, including holography and dimensional printing ("lenticular products") for book illustrations and for consumer product promotions. The Company's principal markets are the United States and Western Europe. Refer to Note 3 for discussions regarding the Company's intent to dispose of the lenticular products business.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY

Foreign currency denominated assets and liabilities are translated into U.S. dollar equivalents based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. Aggregate foreign exchange gains and losses arising from the translation of foreign currency denominated assets and liabilities are included in stockholders' equity, and realized gains and losses are reflected in the consolidated statements of operations. The Company conducts business with various foreign entities. As such, the Company's future profitability could be affected in the near term by fluctuating exchange rates.

                                     7 of 27

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


                                 Years
                                 -----
Buildings                           39
Leasehold improvements            2-12
Computer equipment                   5
Other equipment and furniture      5-7
Production equipment              5-10
Vehicles                             4


                                     8 of 27

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT (CONTINUED)

Property and equipment at quarter end was as follows:

                                Quarter ended September 30
                                     1998         1997
                                --------------------------
Land                             $  304,066   $  304,066
Buildings                         1,387,140      891,516
Leasehold improvements              128,271      126,863
Computer equipment                  309,454      276,504
Other equipment and furniture       102,091       54,314
Production equipment              1,538,223      437,544
Vehicles                             18,401       61,176
                                --------------------------
                                  3,787,646    2,151,983
Less accumulated depreciation      (505,467)    (361,892)
                                --------------------------
                                 $3,282,179   $1,790,091
                                ==========================

GOODWILL AND LICENSE AGREEMENTS

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at September 30, 1998 is associated with the acquisition of OpSec Advantage in May 1998, and the acquisition of ELEF, Plc during fiscal year 1995.

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

                                     9 of 27

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

                                    10 of 27

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

EARNINGS PER SHARE OF COMMON STOCK

In 1997, the FASB issued Statement No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company has reported its income or loss per share for both continuing and discontinued operations, after preferred stock dividend requirements. Earnings per share for the quarters ended September 30, 1998 and 1997 is based on weighted average shares of common stock outstanding of 6,068,953 and 5,019,283, respectively. Common equivalent shares from stock options and warrants have been included in the computation of income per share from continuing and discontinued operations for diluted earnings per share in accordance with SFAS 128. The convertible preferred stock has been excluded from the calculation as the effect, net of related dividend requirements, would be antidilutive.

RESEARCH AND DEVELOPMENt

Research and development costs are expensed in the period incurred. During the quarter ended September 30, 1998, the Company incurred $14,818 in costs, of which $7,608 was for continuing operations and $7,210 was for discontinued operations. Research and development costs for the quarter ended September 30, 1997 were immaterial.

RECLASSIFICATIONS

Certain amounts in the September 30, 1997 financial statements were reclassified to conform with the September 30, 1998 presentation.

                                    11 of 27

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



2.  BUSINESS COMBINATIONS

Effective May 1, 1998, the Company, through its subsidiary, OpSec Advantage, purchased substantially all of the assets of Advantage Technology, Inc. ("ATI"), based in Lancaster Pennsylvania. The purchase price, including acquisition costs, was approximately $4.3 million, including common shares of the Company valued at $1.7 million and a promissory note of $2 million. The acquisition resulted in goodwill of $3,527,265. The Company used funds raised in a private placement to pay off the $2 million note and $452,000 in debt obligations assumed in the purchase. The purchase price is subject to certain adjustments based on achieving certain revenue and earning targets. ATI has as its principal technology, Advantage/TM/, a patented and proprietary optically variable security coating that is applied to labels and over-laminates to protect documents and products against counterfeiting, alteration and/or tampering.

The following unaudited pro forma combined results of operations for the six months ended September 30, 1997 has been prepared assuming that the acquisition of ATI occurred at the beginning of the period. In preparing the proforma data, adjustments have been made for: (i) the amortization of goodwill, and (ii) the interest expense related to debentures issued to complete the purchase. The proforma results for the six-month period ended September 30, 1998 would not have been materially different than those shown in the accompanying statement of operations.


Sales and royalty income                  $6,694,129
Net income                                   570,187
Net income  applicable to common stock       498,467
Earnings per share of common stock:
          Basic                           $     0.09
          Diluted                         $     0.07

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

                                    12 of 27

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

3. DISCONTINUED OPERATIONS

Since September 1996, the Company has operated a lenticular printing business which drew upon the imaging expertise and resources employed in its security business. In March 1998, the Company announced that it was discontinuing the lenticular business, as it was not central to its core competency or strategy of dominating the security authentication and anti-counterfeiting business. Discontinuance of the lenticular business included the termination of the production of lenticular products in Europe and consolidating lenticular production management in Denver. The Company intends to sell, spin off to existing shareholders in the form of a dividend, or otherwise dispose of the lenticular business. Until such time as this occurs, the Company will continue to finance the lenticular business. The Company's ability to spin off the lenticular business may be limited due to restrictions in the Debentures issued in the first quarter of fiscal 1999, which limit the Company's right to provide start-up funding to a spun-off entity. The Company has estimated a loss on disposal. As the utilization of prior and future losses for tax purposes is uncertain, the loss on disposal, shown below, has not been reduced for possible tax benefits. Management believes the original reserve established for operating losses through the anticipated disposal date are still adequate.


Estimated loss on sale and related costs  $ 1,560,000
Operating losses from April 1, 1998 to        900,000
 Anticipated disposal date
Reserve used year to date                  (1,105,581)
                                          -----------
Remaining reserve                         $ 1,354,419
                                          ===========

Sales of the lenticular business were $436,707 and $2,161,272 in the quarters ended September 30, 1998 and 1997, respectively. The net operating loss for the same periods were $547,090 and $517,146 in 1998 and 1997, respectively.

                                    13 of 27

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)


3. DISCONTINUED OPERATIONS (CONTINUED)

Assets and liabilities for the lenticular business have been segregated from those of the continuing operation. The consolidated balance sheet and statement of operations for the quarter ended September 30, 1998 have been restated to reflect the discontinued operations. The summarized presentation in the balance sheet is more fully explained below:


                                           Quarter ended September 30
                                            1998                 1997
                                        -------------------------------
Net current assets:
  Accounts receivable, net              $   958,019        $ 2,563,972
  Inventory                                 519,903            771,854
  Other current assets                       33,492            134,287
  Accounts payable                         (628,064)        (1,200,397)
  Accrued expenses                          (79,130)          (120,958)
                                        -------------------------------
Net current assets                      $   804,220        $ 2,148,758
                                        ===============================

Net long-term assets:
  Property and equipment, net               714,060            632,591
  Goodwill and other intangible assets    5,129,318          5,374,695
  Less estimated loss on sale
   and related costs                     (1,354,419)                 -
                                        -------------------------------
Net long-term assets                    $ 4,488,959        $ 6,007,286
                                        ===============================

4. LONG-TERM DEBT

Total debt at quarter end was as follows:


                                       Quarter ended September 30
                                          1998          1997
                                   -------------------------------
Revolving credit facility             $  581,000     $  366,000
Economic Development Revenue Bonds     1,131,909        910,145
                                   -------------------------------
                                       1,712,909      1,276,145
Less current maturities                  663,344        441,600
                                   -------------------------------
Long-term obligations                 $1,049,565     $  834,545
                                   ===============================

                                    14 of 27

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



4. LONG-TERM DEBT (CONTINUED)

The Company entered into a $2 million revolving credit facility secured by all the assets of the Company with Mercantile-Safe Deposit and Trust Company on April 30, 1997. The agreement is for a three-year term, at which time all borrowings are due in full. However, the loan is repayable upon demand.
Advances on the line are based on a percentage of eligible domestic accounts receivable. The facility bears interest at 1% over prime (9.25% at September 30, 1998).

On April 30, 1997, the Company purchased a manufacturing and office facility in Baltimore County, Maryland. The property, consisting of an existing building with approximately 14,500 square feet on a nine-acre site and a newly constructed 10,000 square-foot addition completed on November 30, 1997, was financed through the issuance of Economic Development Revenue Bonds. The bond issue was finalized on July 10, 1997 with Mercantile-Safe Deposit and Trust Company acting as bondholder and trustee. The term of the bond issue is for 15 years. Principal in the amount of $6,862 is paid monthly plus interest at the current rate of 7.14%. The rate is subject to adjustment to 84% of the prime rate periodically announced by Mercantile-Safe Deposit and Trust Company.

In May 1997, the Company paid off the $1 million in short-term seller financing of a portion of the OpSec Pasternak purchase. The payoff was funded through a combination of working capital and the revolving credit facility.

Principal maturities of long-term debt for each of the next five fiscal years and thereafter are:

          1999 (remaining 6 months)     $   41,172
          2000                              82,344
          2001                              82,344
          2002                              82,344
          2003 and thereafter              843,705
                                        ----------
          Total principal maturities    $1,131,909
                                        ==========

5. STOCKHOLDERS' EQUITY

In May, 1998, the Company sold $4,030,000 of securities in a private placement. Of that amount, $2,770,000 was from the sale of 8% Senior Subordinated Convertible Debentures, (the 'Debentures') and $1,260,000 was from the sale of 210,000 shares of common stock before anticipated costs of $476,047. Warrants to purchase 24,000 shares at an exercise price of $6.00 per share were issued to purchasers of common shares.

                                    15 of 27

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



5. STOCKHOLDERS' EQUITY (CONTINUED)

The Debentures are convertible into common stock at $6.50 per share. The Company may redeem the Debentures in whole or part commencing September 1, 1999 at 109% of face value, with the premium declining 1.8% per year until July 1, 2004, at which time redemptions may be made at face value. If not converted earlier, the debentures mature May 31, 2005.

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

                                    16 of 27

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



5. STOCKHOLDERS' EQUITY (CONTINUED)
                                          Redemption
             Date Redeemed                  Price
  ----------------------------------------------------------

          On or after March 30, 1998,
           but prior to the
            third anniversary,                $1,090
          On or after the third
           anniversary date but
            prior to the fourth                1,075
             anniversary date,
          On or after the fourth
           anniversary date but
            prior to the fifth                 1,060
             anniversary date,
          On or after the fifth
           anniversary date but
            prior to the sixth                 1,040
             anniversary date,
          On or after the sixth
           anniversary date but
            prior to the seventh               1,020
             anniversary date,
          On or after the seventh              1,000
           anniversary date.

The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On September 30, 1998, the cumulative unpaid dividend on the Series B Shares of $35,860 was declared and subsequently paid in October 1998.

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

                                    17 of 27

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)

5. STOCKHOLDERS' EQUITY (CONTINUED)

Below is a summary of common stock reserved by the Company at September 30, 1998 for issuance upon the conversion of preferred stock and the exercise of the various options and warrants:

        Series B preferred stock      298,833
        Stock option plans          2,105,912
        Warrants                    1,081,765
                                    ---------
                                    3,486,510
                                    =========

6. STOCK OPTION PLANS AND STOCK WARRANTS

The Company has an Incentive Stock Option Plan ("ISOP") under which 2,000,000 shares of common stock are reserved for issuance. Under the ISOP plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSOP") under which 2,000,000 shares of common stock are reserved for issuance at September 30, 1998. All ISOP and NSOP options granted in the quarter ended September 30, 1998 and 1997 were granted at an exercise price equal to or greater than fair market value at the date of grant.

A Registration Statement covering the underlying common stock associated with the Company's ISOP, NSOP and Stock Bonus Plans was filed with the Securities and Exchange Commission effective July 23, 1998.

The following is a summary of stock options granted, exercised and outstanding for the six-month period ending September 30, 1998 and fiscal years ended March 31, 1998 and 1997:

                                                                                              WEIGHTED
                                                                                              AVERAGE
                                                                OTHER        EXERCISE         EXERCISE              EXPIRATION
                                  NUMBER OF SHARES             OPTIONS         PRICE          PRICE                   DATE
                             ---------------------------
                               ISOP           NSOP
                             -------------------------------------------------------------------------------------------------------

Outstanding, March 31, 1996    811,400           750,001         63,335  $ 0.20-$5.75          $3.50
Options exercised                    -                 -              -             -              -
Options canceled                45,200             5,000              -  $ 4.05-$6.00          $5.64
Options granted                469,000           387,878              -  $ 6.00-$7.63          $6.34                6/01-3/02
                             --------------------------------------------------------------------------------------
Outstanding, March 31, 1997  1,235,200         1,132,879         63,335  $ 0.20-$7.63          $4.46
Options exercised              164,666            46,667         41,167  $ 0.25-$7.64          $1.11
Options canceled               234,001                 -          8,834  $ 0.20-$6.00          $5.71
Options granted                227,500            50,000              -  $6.00-$6.624          $6.16
                             --------------------------------------------------------------------------------------
Outstanding, March 31, 1998  1,064,033         1,136,212         13,334  $ 0.25-$7.63          $4.92
Options exercised              100,000           203,334              -  $ 0.25-$1.10          $0.91
Options canceled                 1,333                 -              -  $       5.75          $5.75
Options granted                 70,000           127,000              -  $       6.00          $6.00                6/03-9/03
                             --------------------------------------------------------------------------------------
Outstanding, September 30,
1998                         1,032,700         1,059,878         13,334  $ 2.85-$7.63          $5.59
                             ======================================================================================

                                    18 of 27

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)


The following is a summary of warrants granted, exercised and as of September 30, 1998 through 1998:

                                                            WARRANTS
                                              --------------------------------------
                                                NUMBER OF   EXERCISE  EXPIRATION
                                                 SHARES      PRICE       DATE
                                              --------------------------------------

Outstanding, March 31, 1994                              -         -
Issued for June 1994 financing                     355,000     $5.00      6/2001
Issued in ELEF, Plc acquisition                     12,346     $4.05      5/2004
Issued in ELEF, Plc acquisition                     57,655     $5.00      5/2004
Issued in The Diffraction Company                  100,000     $4.05     10/2001
 acquisition
Exercised                                           12,346     $4.05
                                              --------------------------------------
Outstanding, March 31, 1995                        512,655
Issued in conjunction with the Series B             85,860     $7.13      1/2003
 financing
                                              ------------
Outstanding, March 31, 1996                        598,515
Issued in conjunction with the Series B             15,500     $7.13      1/2003
 financing
Issued upon conversion of Series B                 472,917     $6.00      3/2002
 shares
                                              ------------
Outstanding, March 31, 1997                      1,086,932
Exercised                                            4,167     $6.00
                                              ------------
Outstanding, March 31, 1998                      1,082,765

Issued in conjunction with private
 placement                                          24,000     $6.00      6/2008

Exercised                                           25,000     $6.00
                                              ------------
Outstanding, September 30, 1998                  1,081,765
                                              ============

An additional 60,692 warrants at a $7.20 exercise price are to be issued in conjunction with the May 1998 private placement of common shares and convertible debentures.

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

                                    19 of 27

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement No. 123 in the year of adoption are not likely to be representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                          Quarter ended September 30
                                          1998                  1997
                                          ---------------------------
Pro forma net income (loss)               $159,933         $(805,892)
Pro forma net loss applicable to common    124,073          (841,752)
 stock
Pro forma loss per share:
          Basic                           $   0.02         $   (0.17)
          Diluted                         $   0.02         $   (0.14)

Exercise prices for options outstanding as of September 30, 1998 ranged from $2.85 to $7.63. The weighted-average remaining contractual life of those options is 2.56 years. At September 30, 1998, there were 585,534 options exercisable between $2.85 to $5.00 per share and 1,520,378 options exercisable between $5.75 to $7.63 per share.

                                    20 of 27

                          Optical Security Group, Inc.
                          ----------------------------
             Notes to Consolidated Financial Statements (continued)


8. SEGMENTS OF BUSINESS

The following table sets forth-financial information for the Company's foreign and domestic segments for the quarter ended September 30, 1998:

                                        NORTH      WESTERN      ALL
                                       AMERICA      EUROPE     OTHER       TOTAL
                                     ----------------------------------------------
Revenues:
          Continuing operations      $ 2,549,266  $  636,025  $793,269  $ 3,978,560
          Discontinued operations        119,168     317,539         -      436,707
                                     ----------------------------------------------
                                     $ 2,668,434  $  953,564  $793,269  $ 4,415,267
                                     ==============================================
Identifiable assets:
          Continuing operations      $12,278,188  $2,586,180         -  $14,864,368
          Discontinued operations      2,828,333   1,518,985         -    4,347,318
                                     ----------------------------------------------
                                     $15,106,521  $4,105,165         -  $19,211,686
                                     ==============================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended September 30, 1998
--------------------------------

The Consolidated Statements of Operations of the Company for the quarters ended September 30, 1998 and 1997, reflect the revenues and expenses of its continuing security products business. Its specialty printing (lenticular business) is reported as discontinued operations, following the Company's decision and intent in March 1998 to sell, spin-off to existing shareholders in the form of a dividend, or otherwise dispose of the lenticular business during the current fiscal year. The quarter ended September 30, 1997 has been restated to reflect the discontinuance of the lenticular business.

Revenues increased 59.2% to $3,978,560, and include five months of operations for OpSec Advantage, acquired effective May 1, 1998, which contributed $1,000,172 to total revenues for the quarter. OpSec Advantage provides security coatings for application to labels and over-laminates used to protect documents such as drivers' licenses and passports from counterfeiting, alteration, and/or tampering. In addition, net revenue growth for the quarter was attibutable to the sale of authenticating label and garment tags to licensees of the National Hockey league, which commenced in the first quarter, sales relating to new relationships with certain pharmaceutical manufacturers, and strong government product sales.
                                    21 of 27

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Quarter Ended September 30, 1998 (continued)
--------------------------------------------

Gross margins increased slightly from 41.9% to 42.48%. While margins will vary with the mix of business, overall margin attainment reflects improved supplier purchasing economics and manufacturing efficiencies.

Operating expenses increased $645,533 to $1,365,396, with OpSec Advantage comprising $355,048 of the increase. Excluding OpSec Advantage, salaries and related costs increased $126,126 to reflect staff additions to the Company's security sales and customer support teams, the addition of a Vice President of Manufacturing, a Divisional Controller, as well as wage increases. Depreciation and amortization increased $69,187, including $48,779 in OpSec Advantage (mostly goodwill amortization), and additional depreciation associated with production equipment and the new Parkton manufacturing facility. Other operating expenses increased $254,647, including $110,696 in OpSec Advantage, and $143,951 from all other locations.

Net interest expense increased $69,389. The Company issued $2,770,000 in 8% convertible debentures near the end of the first quarter for funding the purchase of OpSec Advantage. In addition, net interest expense reflects the addition of debt financing for plant construction completed in the third quarter of the prior year. Dividends on Series B shares of $35,860 remained unchanged compared to the same quarter of the prior year. No income tax liability is anticipated in either of the Company's domestic or international operations.

Revenues for the quarter ended September 30, 1998 in the lenticular business decreased to $436,707 from revenues of $2,161,272 for the quarter ended September 30, 1997. Operating expenses decreased $44,439 to $635,162. A loss reserve was established during the fiscal year ending March 31, 1998. The current quarter loss of $547,090 was offset against that reserve.

Quarter Ended September 30, 1997
--------------------------------

Operations for the quarter ended September 30, 1997 have been restated to reflect the discontinuance of the lenticular business announced in March, 1998.

Revenues for the quarter ended September 30, 1997 were $2,499,256, a 65.7% increase when compared to the revenues of $1,508,005 for the quarter ended September 30, 1996. Significant increases in revenues resulting from authenticating label and tag sales for the NFL licensing program and Exelgram(R) embossed foil sales to American Express for application on travelers' cheques.

                                    22 of 27

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Quarter Ended September 30, 1997 (continued)
--------------------------------------------

Gross profits for the quarter ended September 30, 1997 increased 55.5% to $1,047,188 compared to $673,286 for the quarter ended September 30, 1996. The gross profit margin of 41.9% decreased from the 44.65% for the comparable quarter of the prior year, reflecting product mix and the outsourcing of certain products.

Operating expenses of $719,863 grew 28.5% compared to the same quarter of the prior fiscal year, an increase of $159,820.

The Company reported net income (before lenticular operations) for the quarter ended September 30, 1997 of $329,303, as compared to net income of $147,862 for the quarter ended September 30, 1996. With the conversion of 76% of the Series B Shares into common stock during the fourth quarter of the prior fiscal year, the dividend payment decreased $113,500 to $35,860. No significant tax liabilities were reported for the quarter. The Company carries significant net operating losses for U.S. tax reporting purposes.

Revenues for the quarter ended September 30, 1997, in the lenticular business increased to $2,161,272 from revenues of $1,201,782 for the quarter ended September 30, 1996. Operating expenses increased to $679,601 from $313,257 primarily as a result of the acquisition of OpSec Pasternak and the formation of DPI subsequent to September 30, 1996. The loss for the current quarter of $517,146 compares to net income of $32,520 for the same quarter of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended September 30, 1998
--------------------------------

In September 1998, the Company completed the sale $4,030,000 of securities in a private placement. Of that amount, $2,770,000 was from the sale of 8% senior convertible subordinated debentures, and $1,260,000 was from the sale of 210,000 shares of common stock, before anticipated costs of $476,047. The Company used approximately $2.5 million to complete the purchase of OpSec Advantage during the quarter, with remaining proceeds used to reduce outstanding bank lines of credit.

                                    23 of 27

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Quarter Ended September 30, 1998 (continued)
--------------------------------------------

The Company's working capital position at September 30, 1998, was $3,531,620, and its current ratio was 2.39-to-1.00. Included in the working capital surplus was a cash position of $579,399. The Company's long-term debt consisted of $1,049,565 in bond financing and $2,770,000 in the newly issued convertible debentures.

The Company reported operating income of $324,714 and net income of $264,840 from its security business. Excluding non-cash expenses of $127,631, earnings before interest, taxes, depreciation and amortization were $452,345.

QUARTER ENDED SEPTEMBER 30, 1997
--------------------------------

The Company's working capital position at September 30, 1997 was $4,547,216. Current assets were 4.198-to-1.00 over current liabilities. Included in this working capital surplus was a cash position of $976,783. The Company's long-term debt consisted of $834,545 in bond financing.

The Company's purchase of the new manufacturing facility occurred in April 1997 for a cash purchase price of $700,000. Improvements and additions increased the overall cost to approximately $1.5 million, with completion and occupancy in November 1997.

The Company paid off $1,000,000 in short-term debt that financed a portion of the OpSec Pasternak purchase. The payoff was funded substantially through working capital of the Company.

                                    24 of 27

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Quarter Ended September 30, 1997 (continued)
--------------------------------------------

The security business generated earnings before interest, taxes, depreciation and amortization (EBITDA) of $385,769 and net income was $329,303. This compares to EBITDA and net income of $155,444 and $147,862, respectively, in the prior year second quarter. The discontinued lenticular business operated at a loss of $517,146, compared to net income of $32,520 in the prior year second quarter.

COMPUTERIZED OPERATIONS AND THE YEAR 2000

Until recently most computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. This is referred to as the "Year 2000 Issue" ("Y2K"). Since 1997, the Company has been reviewing all internal, external and third party IT systems for Y2K compliance. External and third party evaluations include requiring compliance certificates from vendors, suppliers and significant businesses related to the Company. The Company estimates it will complete external and third party evaluations by the second quarter of 1999. To date, all evaluations have uncovered minimum exposure to Y2K problems. The Company currently estimates the internal Y2K cost at approximately $60,000, which would include replacing hardware systems and upgrading software. Estimates of external or third party Y2K expenses available at this time are immaterial, however, the Company continues to review compliance. Management does not believe the Company will have to modify or replace any significant portions of its computer applications in order for the computer systems to function properly with respect to the dates in the year 2000 and thereafter. However, a "worst case" scenario may include the temporary interruption of research, development and business due to the necessity of upgrading or replacing systems which are not Y2K complaint. An interruption may lead to missed deadlines or delays in research, development and FDA filings. The Company's contingency plan includes the following:

o Regular back-up of all scientific and business related electronic data;
o Archival of critical business paperwork;
o Scheduling manufacturing campaigns not to extend or overlap the year 2000 time change; and,
o Upgrading security systems to be Y2K compliant (included in above dollar amount).

Currently, the Company has determined that there is no significant exposure to the Y2K issue, however, the Company will continue to evaluate all IT systems for Y2K compliance throughout 1999.
                                    25 of 27

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) List of Exhibits required by Item 601 of Regulation S-B:

Exhibit             Exhibit                  Page
Number              Name                     Reference
--------------------------------------------------------
27.1                Financial Data Schedule  -


(b)       Reports on Form 8-K:

          None

                                    26 of 27

                                   SIGNATURES
                                   ----------


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          OPTICAL SECURITY GROUP, INC.
                                  (Registrant)


Date:  November 18, 1998              By:    /s/ Richard H. Bard
                                         --------------------------------
                                         Richard H. Bard, Chief Executive
                                         Officer and Director

Date:  November 18, 1998              By:   /s/ Gerald A. Melfi
                                         --------------------------------
                                         Gerald A. Melfi, Principal Financial
                                         Officer

                                   27 of 27