Form 10QSB
period 1998-12-31
OPTICAL SECURITY GROUP INC
filed 1999-02-19
CIK 843961

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB
(Mark One)                         CONFORMED

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For Period Ended December 31, 1998

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

Yes   X    No  .

                     APPLICABLE ONLY TO CORPORATE ISSUES:

 Class of Stock             No. of Shares Outstanding                Date
    Common                         6,070,620                   December 31, 1998

                          Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                         December 31
                                                                   1998                1997
                                                          ----------------------------------------
Assets

Current assets:
  Cash                                                             $   720,596         $   360,614
  Accounts receivable, less allowance of $50,744 and
   $86,265 at the quarter ended December 31, 1998 and
   1997, respectively                                                2,517,783           2,620,651
  Inventory                                                          1,657,177             502,953
  Prepaid expenses                                                     355,057             195,218
  Net current assets of discontinued operations                      1,025,850           1,722,196
                                                          ----------------------------------------
Total current assets                                                 6,276,463           5,401,632

Property and equipment, net                                          3,371,000           2,150,775

Other assets:
  Patents and patent applications, net of accumulated
   amortization of $118,802 and $107,610 at the quarter
   ended December 31, 1998 and 1997, respectively                      274,613             322,365
  Goodwill, net of accumulated amortization of $429,815
   and $245,760 at the quarter ended December 31, 1998
   and 1997, respectively                                            4,437,955           1,094,744
 License and non-compete agreements, net of accumulated
   amortization of $300,369 and $221,662 at the quarter
   ended December 31, 1998 and 1997, respectively                      439,806             517,677
 Deposits and other                                                    144,982             252,801
 Net long-term assets of discontinued operations                     4,541,122           6,464,787
                                                          ----------------------------------------

Total assets                                                       $19,485,941         $16,204,781
                                                          ========================================



See accompanying notes

                                    1 of 28

                          Optical Security Group, Inc.
                    Consolidated Balance Sheets (continued)
                                  (Unaudited)

                                                                          December 31
                                                                   1998                1997
                                                          ----------------------------------------
Liabilities and Stockholders' equity

Current liabilities:
  Accounts payable                                               $  1,162,292          $   855,110
  Accrued expenses                                                    491,305              259,049
  Current portion of capital lease obligations                          5,814                5,000
  Current portion of long-term obligations                            479,344              236,600
  Allowance for operating losses of discontinued
   Operations                                                               -                    -
                                                          ----------------------------------------

Total current liabilities                                           2,138,755            1,355,759

Deferred tax liability                                                      -               25,840
Capital lease obligations                                              65,781                2,841
Long-term obligations                                               1,028,979            1,022,912
Convertible Debentures                                              3,270,000

Stockholders' equity:
  Voting convertible preferred stock, $0.01 par value:
  2,500,000 shares authorized; 1,793 Preferred Series
   B shares issued and outstanding (preference in
   Liquidation $1,954,370)                                                 18                   18
  Common stock, $0.005 par value:
  15,000,000 shares authorized;  6,070,620 and 5,183,949
   shares issued and outstanding at December 31, 1998 and
   1997, respectively                                                  30,345               25,920


  Additional paid-in capital                                       23,347,239           20,353,181
  Foreign currency translation adjustment                             109,797              (41,861)
  Accumulated deficit                                             (10,504,973)          (6,539,829)
                                                          ----------------------------------------
Total stockholders' equity                                         12,982,426           13,797,429
                                                          ----------------------------------------

Total liabilities and stockholders' equity                       $ 19,485,941          $16,204,781
                                                          ========================================



See accompanying notes

                                    2 of 28

                          Optical Security Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                        Three Months Ended                          Nine Months Ended
                                            December 31                                December 31
                                      1998              1997                     1998              1997
                            -----------------------------------        -----------------------------------

Revenues                           $3,670,174        $2,879,032              $10,732,324        $7,507,369
Cost of goods sold                  1,916,022         1,751,509                5,958,937         4,438,442
                            -----------------------------------        -----------------------------------
Gross margin                        1,754,152         1,127,523                4,773,387         3,068,927

Operating expenses:
 Salaries and related costs           853,924           395,307                2,179,630         1,115,396
 Depreciation and
  amortization                        134,366            68,313                  367,176           173,978

 Other operating expenses             566,190           326,293                1,419,988           835,984
                            -----------------------------------        -----------------------------------
Total operating expenses            1,554,480           789,913                3,966,794         2,125,358
                            -----------------------------------        -----------------------------------

Income (loss) from
 operations                           199,672           337,610                  806,593           943,569

Other income (expense)
 Interest income                        5,262            24,473                   21,845            32,858
 Interest expense                     (78,543)                -                 (195,977)          (15,979)
 Other income                               -                 -                   11,399               187
 Foreign currency
  transaction gain (loss)               5,055            (3,812)                   3,892              (134)

                            -----------------------------------        -----------------------------------
Total other income (expense)          (68,226)           20,661                 (158,841)           16,932
                            -----------------------------------        -----------------------------------

Income before income taxes            131,446           358,271                  647,752           960,501

Income tax expense                          -             7,323                        -             7,323
                            -----------------------------------        -----------------------------------

Income from continuing
 operations                           131,446           350,948                  647,752           953,178
                            -----------------------------------        -----------------------------------

Discontinued Operations:
 Loss from operations of
  discontinued segment                      -          (395,223)                       -          (963,234)
                            -----------------------------------        -----------------------------------

Net income (loss)                     131,446           (44,275)                 647,752           (10,056)
Dividends on preferred stock           35,860            35,860                  107,580           107,580
                            -----------------------------------        -----------------------------------
Net income (loss)
 applicable to common stock        $   95,586        $  (80,135)             $   540,172        $ (117,636)
                            ===================================        ===================================

                                    3 of 28

                          Optical Security Group, Inc.
               Consolidated Statements of Operations (continued)
                                  (Unaudited)



                                       Three Months Ended                          Nine Months Ended
                                           December 31                                December 31
                                     1998              1997                     1998              1997
                            -----------------------------------         ----------------------------------
Earnings (loss) per share:
 Basic:
  Continuing operations             $     0.02       $     0.06                $     0.09       $     0.16
  Discontinued operations                    -            (0.08)                        -            (0.18)
                            -----------------------------------         ----------------------------------
  Net income applicable to
   common stock                     $     0.02       $    (0.02)               $     0.09       $    (0.02)

                            ===================================         ==================================

 Diluted:
  Continuing operations             $     0.02       $     0.05                $     0.09       $     0.13
  Discontinued operations                    -            (0.06)                        -            (0.15)
                            -----------------------------------         ----------------------------------
  Net income applicable to
   common stock                     $     0.02       $    (0.01)               $     0.09       $    (0.02)

                            ===================================         ==================================

Weighted average number of
 shares outstanding:
 Basic:                              6,070,620        5,183,949                 6,027,703        5,183,949
                            ===================================         ==================================
 Diluted:
  Weighted shares
   outstanding                       6,070,620        5,183,949                 6,027,703        5,183,949

  Shares attributed to
   options and warrants                209,964        1,167,567                   209,964        1,167,567

                            -----------------------------------         ----------------------------------
                                     6,280,584        6,351,516                 6,237,667        6,351,516
                            ===================================         ==================================



See accompanying notes

                                    4 of 28

                          Optical Security Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                          Three Months Ended                      Nine Months Ended
                                             December 31                             December 31
                                        1998           1997                     1998               1997
                              ---------------------------------        ------------------------------------
Operating Activities
Income from continuing
 operations                          $ 131,446        $ 350,948               $   647,756       $   953,178
Loss from discontinued
 operations                            (66,962)        (395,223)               (1,172,543)         (963,235)
Adjustments to reconcile
 net income (loss) to net
 cash provided (used) in
 operating activities:
  Depreciation and
   amortization                        269,864          235,365                   778,081           607,537
Changes in operating assets
 and liabilities
 Accounts receivable                  (470,880)         546,463                (1,079,321)        1,245,062
 Inventory                            (314,499)         123,825                  (181,106)          202,153
 Prepaid expenses                     (276,466)        (125,574)                 (238,446)         (141,181)
 Accounts payable and
  accrued expenses                     819,404         (500,928)                  380,410        (1,180,739)
                            -----------------------------------        ------------------------------------
Net cash provided (used) in
 operating activities                   91,907          234,876                  (865,169)          722,775
Investing activities
Patent application costs                (6,601)          (6,050)                  (18,930)          (24,894)
Acquisition - Advantage
 Technology, Inc.                            -                -                (2,528,561)

Acquisition - OpSec
 Pasternak & Partner GmbH
                                             -         (538,474)                        -          (538,474)

Purchase of property and
 equipment                            (249,635)        (456,146)               (1,077,703)       (2,036,988)

Licensing agreements                         -           (2,052)                        -            (2,595)
Notes receivable                             -           43,800                         -            (8,110)
Other deposits and
 intangible assets                      (1,880)         (25,869)                   45,904           (19,105)
                            -----------------------------------        ------------------------------------
Net cash used in investing
 activities                          $(258,116)       $(984,791)              $(3,579,290)      $(2,630,166)


See accompanying notes

                                    5 of 28

                          Optical Security Group, Inc.
               Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)


                                     Three Months Ended                            Nine Months Ended
                                        December 31                                   December 31
                                    1998             1997                        1998              1997
                              ----------------------------------           ---------------------------------
Financing Activities
Proceeds from issuance of
 common stock, net                  $ (20,470)       $ 220,991                $1,242,649       $   241,023
Proceeds from issuance of
 convertible debentures, net          500,000                -                 3,270,000                 -
Change in line of credit             (184,000)        (211,000)                  (63,845)          155,000
 facility
Proceeds from bond financing                -          194,367                         -         1,104,512
Proceeds from capital leases           65,781                -                    65,781                 -
Payments on notes and
 capital lease obligations            (20,586)            (962)                  (62,791)       (1,014,242)
Cost of financing                      (7,670)               -                    (7,670)          (81,553)
Payments on preferred stock
 dividends                            (35,860)         (35,860)                 (107,580)         (107,580)
                              --------------------------------         -----------------------------------
Net cash provided (used) by
 financing activities                 297,195          167,536                 4,336,544           297,160
Effect of exchange rate on
 cash flows                            10,211          (33,790)                   31,123           (93,243)
                              --------------------------------         -----------------------------------
Net increase (decrease) in            141,197         (616,169)                  (76,792)       (1,703,474)
 cash
Cash, beginning of period             579,399          976,783                   797,388         2,064,088
                              --------------------------------         -----------------------------------
Cash, end of period                 $ 720,596        $ 360,614                $  720,596       $   360,614
                              ================================         ===================================

Supplemental disclosure of
 non-cash flow activities
Interest paid                       $  78,543        $       -                $  195,977       $    15,979
Common stock issued to
 acquire Advantage
 Technology, Inc.                           -                                  1,724,000
Income taxes expense                        -            7,323                         -             7,323



See accompanying notes

                                    6 of 28

                          Optical Security Group, Inc.
                   Notes to Consolidated Financial Statements
                               December 31, 1998



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

                                    7 of 28

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

Property and Equipment

Property and equipment, which are stated at cost, are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation is computed using the straight-line method. The ranges of estimated useful lives are as follows:


                                                                              Years
                                                                       -------------------
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

                                    8 of 28

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

Property and equipment at quarter end was as follows:

                                                                 Quarter ended December 31
                                                                 1998                 1997
                                                      ----------------------------------------
        Land                                                    $  304,066          $  304,066
        Buildings                                                1,368,231           1,220,076
        Leasehold improvements                                     129,346             129,337
        Computer equipment                                         324,035             298,470
        Other equipment and furniture                              134,652              55,227
        Production equipment                                     1,665,462             471,582
        Vehicles                                                    18,400              63,449
                                                      ----------------------------------------
                                                                 3,944,192           2,542,207
        Less accumulated depreciation                             (573,192)           (391,432)
                                                                $3,371,000          $2,150,775
                                                      ========================================

Goodwill and License Agreements

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at December 31, 1998 is associated with the acquisition of OpSec Advantage in May 1998, and the acquisition of ELEF, Plc during fiscal year 1995.

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

                                    9 of 28

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

                                    10 of 28

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

Research and Development

Research and development costs are expensed in the period incurred. During the quarter ended December 31, 1998, the Company incurred $18,574 in costs, excluding staff costs, of which $8,136 was for continuing operations and $10,438 was for discontinued operations. Research and development costs for the quarter ended December 31, 1997 were immaterial.

Reclassifications

Certain amounts in the December 31, 1997 financial statements were reclassified to conform with the December 31, 1998 presentation.

                                    11 of 28

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



2.  Business Combinations

Effective May 1, 1998, the Company, through its subsidiary, OpSec Advantage, purchased substantially all of the assets of Advantage Technology, Inc. ("ATI"), based in Lancaster Pennsylvania. The purchase price, including acquisition costs, was approximately $4.3 million, including common shares of the Company valued at $1.7 million and a promissory note of $2 million. The acquisition resulted in goodwill of $3,527,265. The Company used funds raised in a private placement to pay off the $2 million note and $452,000 in debt obligations assumed in the purchase. The purchase price is subject to certain adjustments based on achieving certain revenue and earning targets. ATI has as its principal technology, AdvantageTM, a patented and proprietary optically variable security coating that is applied to labels and over-laminates to protect documents and products against counterfeiting, alteration and/or tampering.

The following unaudited pro forma combined results of operations for the nine months ended December 31, 1997 has been prepared assuming that the acquisition of ATI occurred at the beginning of the period. In preparing the proforma data, adjustments have been made for: (i) the amortization of goodwill, and (ii) the interest expense related to debentures issued to complete the purchase. The proforma results for the nine-month period ended December 31, 1998 would not have been materially different than those shown in the accompanying statement of operations.

        Sales and royalty income                                $10,832,184
        Net income                                                  954,206
        Net income applicable to common stock                       846,626
        Earnings per share of common stock:
          Basic                                                 $      0.15
          Diluted                                               $      0.12

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

                                    12 of 28

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

3. Discontinued Operations

Since September 1996, the Company has operated a lenticular printing business which drew upon the imaging expertise and resources employed in its security business. In March 1998, the Company announced that it was discontinuing the lenticular business, as it was not central to its core competency or strategy of dominating the security authentication and anti-counterfeiting business. Discontinuance of the lenticular business included the termination of the production of lenticular products in Europe and consolidating lenticular production management in Denver. The Company intends to sell, spin off to existing shareholders in the form of a dividend, or otherwise dispose of the lenticular business. Until such time as this occurs, the Company will continue to finance the lenticular business. The Company's ability to spin off the lenticular business may be limited due to restrictions in the Debentures issued in the first quarter of fiscal 1999, which limit the Company's right to provide start-up funding to a spun-off entity. The Company has estimated a loss on disposal. As the utilization of prior and future losses for tax purposes is uncertain, the loss on disposal, shown below, has not been reduced for possible tax benefits. Management believes the original reserve established for operating losses through the anticipated disposal date are still adequate (see further discussion on this matter in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations).

        Estimated loss on sale and related costs                             $ 1,560,000
        Operating losses from April 1, 1998 to Anticipated
         disposal date                                                           900,000
        Reserve used year to date                                             (1,172,543)
                                                                       -----------------
        Remaining reserve                                                    $ 1,287,457
                                                                       =================

Sales of the lenticular business were $1,659,691 and $618,671 in the quarters ended December 31, 1998 and 1997, respectively. The net operating loss for the same periods were $66,962 and $395,223 in 1998 and 1997, respectively.

                                    13 of 28

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)


3. Discontinued Operations (continued)

Assets and liabilities for the lenticular business have been segregated from those of the continuing operation. The consolidated balance sheet and statement of operations for the quarter ended December 31, 1998 have been restated to reflect the discontinued operations. The summarized presentation in the balance sheet is more fully explained below:


                                                                   Quarter ended December 31
                                                                   1998                 1997
                                                          -----------------------------------------
Net current assets:
  Accounts receivable, net                                         $ 1,615,049           $1,248,363
  Inventory                                                            453,422              921,646
  Other current assets                                                 223,347              236,334
  Accounts payable                                                  (1,140,282)            (314,305)
  Accrued expenses                                                    (125,686)            (369,842)
                                                          -----------------------------------------
Net current assets                                                 $ 1,025,850           $1,722,196
                                                          =========================================

Net long-term assets:
  Property and equipment, net                                          758,241              677,902
  Goodwill and other intangible assets                               5,070,338            5,786,885
  Less estimated loss on sale and related costs                     (1,287,457)                   -
                                                          -----------------------------------------
Net long-term assets                                               $ 4,541,122           $6,464,787
                                                          =========================================


4. Long-Term Debt

Total debt at quarter end was as follows:

                                                                  Quarter ended December 31
                                                                   1998                1997
                                                          ----------------------------------------
Revolving credit facility                                           $  397,000          $  155,000
Economic Development Revenue Bonds                                   1,111,323           1,104,512

                                                                     1,508,323           1,259,512
Less current maturities                                                479,344             236,600
                                                          ----------------------------------------
Long-term obligations                                               $1,028,979          $1,022,912
                                                          ========================================

                                    14 of 28

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



4. Long-Term Debt (continued)

The Company entered into a $2 million revolving credit facility secured by all the assets of the Company with Mercantile-Safe Deposit and Trust Company on April 30, 1997. The agreement is for a three-year term, at which time all borrowings are due in full. However, the loan is repayable upon demand. Advances on the line are based on a percentage of eligible domestic accounts receivable. The facility bears interest at 1% over prime (9.25% at December 31, 1998).

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

Principal maturities of long-term debt for each of the next five fiscal years and thereafter are:

          1999 (remaining 3 months)                           $   20,586
          2000                                                    82,344
          2001                                                    82,344
          2002                                                    82,344
          2003 and thereafter                                    843,705
                                                              ----------
          Total principal maturities                          $1,111,323
                                                              ==========

5. Stockholders' Equity

In May, 1998, the Company sold $4,030,000 of securities in a private placement. Of that amount, $2,770,000 was from the sale of 8% Senior Subordinated Convertible Debentures, (the 'Debentures') and $1,260,000 was from the sale of 210,000 shares of common stock before anticipated costs of $512,000. Warrants to purchase 24,000 shares at an exercise price of $6.00 per share were issued to purchasers of common shares. In December 1998, an additional $500,000 in Debentures were sold to complete the private placement.

A Registration Statement covering 1,445,733 shares of common stock associated with the Company's Debentures, Warrants, and certain Common Stock issued in private placements was filed with the Securities and Exchange Commission effective December 21, 1998.

                                    15 of 28

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

                                    16 of 28

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



5. Stockholders' Equity (continued)
                                                                     Redemption
                         Date Redeemed                                 Price
        ------------------------------------------------------------------------
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


The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On December 31, 1998, the cumulative unpaid dividend on the Series B Shares of $35,860 was declared and subsequently paid in January 1999.

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

                                    17 of 28

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)

5. Stockholders' Equity (continued)

Below is a summary of common stock reserved by the Company at December 31, 1998 for issuance upon the conversion of preferred stock and the exercise of the various options and warrants:

        Series B preferred stock                         298,833
        Stock option plans                             2,105,412
        Warrants                                       1,081,765
                                               -----------------
                                                       3,486,010
                                               =================

6. Stock Option Plans and Stock Warrants

The Company has an Incentive Stock Option Plan ("ISOP") under which 2,000,000 shares of common stock are reserved for issuance. Under the ISOP plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSOP") under which 2,000,000 shares of common stock are reserved for issuance at December 31, 1998. All ISOP and NSOP options granted in the quarter ended December 31, 1998 and 1997 were granted at an exercise price equal to or greater than fair market value at the date of grant.

A Registration Statement covering the underlying common stock associated with the Company's ISOP, NSOP and Stock Bonus Plans was filed with the Securities and Exchange Commission effective July 23, 1998.

The following is a summary of stock options granted, exercised and outstanding for the nine-month period ending December 31, 1998 and fiscal years ended March 31, 1998 and 1997:

                                                                                              Weighted
                                                                                              Average
                                                                  Other       Exercise        Exercise      Expiration
                                   Number of Shares              Options       Price           Price           Date
                            -----------------------------
                                  ISOP          NSOP
                            --------------------------------------------------------------------------------------------
Outstanding, March 31, 1996        811,400        750,001         63,335      $ 0.20-$5.75         $3.50
Options exercised                        -              -              -                 -             -
Options canceled                    45,200          5,000              -      $ 4.05-$6.00         $5.64
Options granted                    469,000        387,878              -      $ 6.00-$7.63         $6.34       6/01-3/02
                            ----------------------------------------------------------------------------
Outstanding, March 31, 1997      1,235,200      1,132,879         63,335      $ 0.20-$7.63         $4.46
Options exercised                  164,666         46,667         41,167      $ 0.25-$7.64         $1.11
Options canceled                   234,001              -          8,834      $ 0.20-$6.00         $5.71
Options granted                    227,500         50,000              -      $6.00-$6.624         $6.16
                            ----------------------------------------------------------------------------
Outstanding, March 31, 1998      1,064,033      1,136,212         13,334      $ 0.25-$7.63         $4.92
Options exercised                  100,000        203,334              -      $ 0.25-$1.10         $0.91
Options canceled                     1,833              -              -      $       5.75         $5.75
Options granted                     70,000        127,000              -      $       6.00         $6.00       6/03-9/03
Outstanding, December 31,
 1998                            1,032,200      1,059,878         13,334      $ 2.85-$7.63         $5.59
                            ============================================================================

                                    18 of 28

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)


The following is a summary of warrants granted, exercised and as of December 31, 1998 through 1998:

                                                                       Warrants
                                                     ----------------------------------------------
                                                      Number of        Exercise      Expiration
                                                       Shares          Price           Date
                                                     ----------------------------------------------
Outstanding, March 31, 1994                                   -             -
Issued for June 1994 financing                          355,000         $5.00          6/2001
Issued in ELEF, Plc acquisition                          12,346         $4.05          5/2004
Issued in ELEF, Plc acquisition                          57,655         $5.00          5/2004
Issued in The Diffraction Company acquisition           100,000         $4.05         10/2001
Exercised                                                12,346         $4.05
                                                     ----------------------------------------------
Outstanding, March 31, 1995                             512,655
Issued in conjunction with the Series B financing        85,860         $7.13          1/2003
                                                     ------------
Outstanding, March 31, 1996                             598,515
Issued in conjunction with the Series B financing        15,500         $7.13          1/2003
Issued upon conversion of Series B shares               472,917         $6.00          3/2002
                                                     ------------
Outstanding, March 31, 1997                           1,086,932
Exercised                                                4,167          $6.00
                                                     ------------
Outstanding, March 31, 1998                           1,082,765         $6.00          6/2008
Issued in conjunction with private placement             24,000         $6.00
Exercised                                                25,000
                                                     ------------
Outstanding, December 31, 1998                        1,081,765
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

                                    19 of 28

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement No. 123 in the year of adoption are not likely to be representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                                                  Quarter ended December 31
                                                                   1998              1997
                                                                 ---------------------------
Pro forma net income (loss)                                      $26,539           $(168,456)
Pro forma net loss applicable to common stock                     (9,321)           (204,316)
Pro forma loss per share:
 Basic                                                           $     -           $   (0.04)
 Diluted                                                         $     -           $   (0.03)

Exercise prices for options outstanding as of December 31, 1998 ranged from $2.85 to $7.63. The weighted-average remaining contractual life of those options is 2.56 years. At December 31, 1998, there were 585,034 options exercisable between $2.85 to $5.00 per share and 1,520,378 options exercisable between $5.75 to $7.63 per share.

                                    20 of 28

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)


8. Segments of Business

The following table sets forth-financial information for the Company's foreign and domestic segments for the quarter ended December 31, 1998:

                                           North          Western           All
                                          America          Europe          Other           Total
                                    ---------------------------------------------------------------
Revenues:
 Continuing operations                  $ 2,197,340      $  834,533       $638,301      $ 3,670,174
 Discontinued operations                  1,555,940         103,751              -        1,659,691
                                    ---------------------------------------------------------------
                                        $ 3,753,280      $  938,284       $638,301      $ 5,329,865
                                    ===============================================================

Identifiable assets:
 Continuing operations                  $12,577,704      $2,355,639       $      -      $14,933,343
 Discontinued operations                  3,150,387       1,402,211              -        4,552,598
                                    ---------------------------------------------------------------
                                        $15,728,091      $3,757,850       $      -      $19,485,941
                                    ===============================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended December 31, 1998
-------------------------------

The Consolidated Statements of Operations of the Company for the quarters ended December 31, 1998 and 1997, reflect the revenues and expenses of its continuing security products business. Its specialty printing (lenticular business) is reported as discontinued operations, following the Company's decision and intent in March 1998 to sell, spin-off to existing shareholders in the form of a dividend, or otherwise dispose of the lenticular business during the current fiscal year. The quarter ended December 31, 1997 has been restated to reflect the discontinuance of the lenticular business.

Revenues for the quarter increased 27.5% to $3,670,174, and have increased 42.9% on a year to date basis, which include eight months of operations for OpSec Advantage, acquired effective May 1, 1998. OpSec Advantage contributed $1,193,634 to total revenues for the quarter. OpSec Advantage provides security coatings for application to labels and over-laminates used to protect documents such as drivers' licenses and passports from counterfeiting, alteration, and/or tampering. Remaining net revenues decreased $402,492 over the same quarter of the prior year, primarily as a result of government product sales, which are low for the quarter, but on a year to date basis, are in line with sales in the prior year.

                                    21 of 28

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter Ended December 31, 1998 (continued)
-------------------------------------------

Gross margins increased from 39.16% to 47.79%. While margins will vary with the mix of business, overall margin attainment reflects improved supplier purchasing economies and manufacturing efficiencies.

Operating expenses increased $764,567 to $1,554,480, with OpSec Advantage, acquired in May, 1998, comprising $353,955 of the increase. Excluding OpSec Advantage, salaries and related costs increased $260,107 to reflect staff additions to the Company's security sales and customer support teams, including a new office in Germany, full quarter effects from the addition of a Vice President of Manufacturing, a Divisional Controller, as well as wage increases. Depreciation and amortization increased $66,053, including $48,953 in OpSec Advantage (mostly goodwill amortization), and additional depreciation associated with production equipment and the new Parkton, Maryland manufacturing facility. Other operating expenses increased $239,897, including $106,492 in OpSec Advantage, and $133,405 from all other locations. These cost increases have occurred in several areas, with the most pronounced increases in marketing expenditures ($35,000) as the Company has committed more resources to the creation of product brochures, agent support services, and cooperative marketing programs with major customers; professional fees ($31,000) as the Company is implementing improvements in information systems and communication facilities and, in addition, the Company added $21,000 to its reserves for bad debts.

Net interest expense increased $97,754. The Company issued $3,270,000 in 8% convertible debentures primarily for funding the purchase of OpSec Advantage.
In addition, net interest expense reflects the addition of debt financing for plant construction completed in the third quarter of the prior year. Dividends on Series B shares of $35,860 remained unchanged compared to the same quarter of the prior year. No income tax liability is anticipated in either of the Company's domestic or international operations.

Revenues for the quarter ended December 31, 1998 in the lenticular business increased to $1,659,651 from revenues of $618,671 for the quarter ended December 31, 1997. Operating expenses increased $58,406 to $706,980. A loss reserve was established during the fiscal year ending March 31, 1998. The current quarter loss of $66,962 was offset against that reserve.

                                    22 of 28

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter Ended December 31, 1998 (continued)
-------------------------------------------

At March 31, 1998 the company announced the discontinuation of the specialty printing business (aka `lenticular') which is conducted through a wholly-owned subsidiary, Dimensional Printing Industries, Inc. (`DPI'). The lenticular business for accounting and financial reporting purposes was, therefore, treated as a discontinued operation in the fiscal year then ended and in the subsequent fiscal quarters including the current quarter ended December 31, 1998. If a sale of DPI is not consummated or substantially completed on or before March 31, 1999, the accounting treatment referenced herein above will not be allowed and the company will restate these reporting periods and include the lenticular business as part of the continuing operations.

During the first quarter of this fiscal year, the company engaged investment bankers to assist the company in the timely disposal of DPI. That effort has not to date resulted in an offer for the business at an adequate value. DPI has incurred operating losses over this period, yet has continued the development of new and proprietary products. These products show commercial promise but have not yet proven to produce significant revenues in the future.

Management believes that it is in the best interests of shareholders for the company to accomplish the disposition of DPI and, at the same time, retain an interest in the potential value of these developments. Therefore, we have begun negotiating with a group of private investors to join certain members of management in the purchase of at least 81% of DPI. If such a transaction is consummated, it will occur as of March 31, 1999. However, given the uncertainty of the future value of the company's continuing investment in DPI, it is anticipated that such a sale could result in a one time, non-cash charge of up to $3 million.

Quarter Ended December 31, 1997
-------------------------------

Operations for the quarter ended December 31, 1997 have been restated to reflect the discontinuance of the lenticular business announced in March, 1998.

Revenues for the quarter ended December 31, 1997 were $2,879,032, a 130% increase when compared to the revenues of $1,248,415 for the quarter ended December 31, 1996. Significant increases in revenues resulting from authenticating label and tag sales for the NFL licensing program and Exelgram embossed foil sales to American Express for application on travelers' cheques.

Gross profits for the quarter ended December 31, 1997 increased 120.8% to $1,127,523 compared to $510,558 for the quarter ended December 31, 1996. The gross profit margin of 39.2% decreased from the 40.9% for the comparable quarter of the prior year.

                                    23 of 28

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter Ended December 31, 1997 (continued)
-------------------------------------------

Operating expenses of $789,913 grew 54.9% compared to the same quarter of the prior fiscal year, an increase of $279,828.

The Company reported net income (before lenticular operations) for the quarter ended December 31, 1997 of $350,948, as compared to net income of $43,560 for the quarter ended December 31, 1996. With the conversion of 76% of the Series B Shares into common stock during the fourth quarter of the prior fiscal year, the dividend payment decreased $113,500 to $35,860. No significant tax liabilities were reported for the quarter. The Company carries significant net operating losses for U.S. tax reporting purposes.

Revenues for the quarter ended December 31, 1997, in the lenticular business decreased to $618,671 from revenues of $1,931,822 for the quarter ended December 31, 1996. Operating expenses increased to $648,574 from $438,684 primarily as a result of the acquisition of OpSec Pasternak and the formation of DPI during the quarter ending December 31, 1996. The loss for the current quarter of $395,224 compares to net income of $45,345 for the same quarter of the prior fiscal year.

Liquidity and Capital Resources

Quarter Ended December 31, 1998
-------------------------------

In December 31, 1998, the Company completed the sale $4,530,000 of securities in a private placement. Of that amount, $3,270,000 was from the sale of 8% senior convertible subordinated debentures, and $1,260,000 was from the sale of 210,000 shares of common stock, before anticipated costs of $512,000. The Company used approximately $2.5 million to complete the purchase of OpSec Advantage during the quarter, with remaining proceeds used to reduce outstanding bank lines of credit.

The Company's working capital position at December 31, 1998, was $4,137,708, and its current ratio was 2.94-to-1.00. Included in the working capital surplus was a cash position of $720,596. The Company's long-term debt consisted of $1,111,323 in bond financing and $3,270,000 in the newly issued convertible debentures.

The Company reported operating income of $199,672 and net income of $131,446 from its security business. Excluding non-cash expenses of $134,366, earnings before interest, taxes, depreciation and amortization were $334,038.

                                    24 of 28

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Quarter Ended December 31, 1997
-------------------------------

The Company's working capital position at December 31, 1997 was $4,045,873. Current assets were 3.98-to-1.00 over current liabilities. Included in this working capital surplus was a cash position of $360,614. The Company's long-term debt consisted of $1,104,512 in bond financing.

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

The security business generated earnings before interest, taxes, depreciation and amortization (EBITDA) of $405,923 and net income was $350,948. This compares to EBITDA and net income of $42,557 and $43,560, respectively, in the prior year third quarter. The discontinued lenticular business operated at a loss of $395,224, compared to net income of $45,345 in the prior year second quarter.

Computerized Operations and the Year 2000

Until recently most computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. This is referred to as the "Year 2000 Issue" ("Y2K"). Since 1997, the Company has been reviewing all internal, external and third party informational technology ("IT") systems related to its business. The Company is completing an internal IT evaluation and expects satisfactory results and is currently reviewing external and third party IT systems for Y2K compliance. External and third party evaluations include requiring compliance certificates from vendors, suppliers and significant businesses related to the Company. The Company estimates it will complete external and third party evaluations by the second quarter of 1999. To date, all evaluations have uncovered minimum exposure to Y2K problems. The Company currently estimates the internal Y2K cost at approximately $60,000, which would include replacing hardware systems and upgrading software. Estimates of external or third party Y2K

                                    25 of 28

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Quarter Ended December 31, 1997 (continued)
-------------------------------------------

Computerized Operations and the Year 2000 (continued)

expenses available at this time are immaterial, however, the Company continues to review compliance. Management does not believe the Company will have to modify or replace any significant portions of its computer applications in order for the computer systems to function properly with respect to the dates in the year 2000 and thereafter. However, a "worst case" scenario may include the temporary interruption of research, development and business due to the necessity of upgrading or replacing systems which are not Y2K compliant. An interruption may lead to missed deadlines or delays in research, development and FDA filings. The Company's contingency plan includes the following:

 . Regular back-up of all scientific and business related electronic data;
 . Archival of critical business paperwork;
 . Scheduling manufacturing campaigns not to extend or overlap the year 2000 time change; and,
 . Upgrading security systems to be Y2K compliant (included in above dollar amount).

Currently, the Company has determined that there is no significant exposure to the Y2K issue, however, the Company will continue to evaluate all IT systems for Y2K compliance throughout 1999.

                                    26 of 28

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) List of Exhibits required by Item 601 of Regulation S-B:

        Exhibit     Exhibit                    Page
        Number      Name                     Reference
        ----------------------------------------------
        27.1        Financial Data Schedule  -


(b) Reports on Form 8-K:

        None

                                    27 of 28

                                   SIGNATURES
                                   ----------


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          OPTICAL SECURITY GROUP, INC.
                                  (Registrant)


Date:  February 19, 1999              By:    /s/ Richard H. Bard
                                         --------------------------------
                                       Richard H. Bard, Chief Executive Officer
                                       and Director

Date:  February 19, 1999              By:   /s/ Gerald A. Melfi
                                         --------------------------------
                                       Gerald A. Melfi, Principal Financial
                                       Officer

                                    28 of 28