Form 10KSB
period 1999-03-31
OPTICAL SECURITY GROUP INC
filed 1999-06-29
CIK 843961

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   Conformed
                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1999.

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

                                  Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]
NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was $14,172,133.

The aggregate market value of the common stock held by non-affiliates of the issuer, 4,101,278 shares of common stock, as of June 2, 1999, was approximately $15,892,452, based on the closing bid of $3.875 for the Issuer's common stock as reported on The Nasdaq Stock MarketSM. Shares of common stock held by each director, each officer named in Item 9, and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of June 24, 1999, the issuer had 6,185,514 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Transitional Small Business Disclosure Format (Check one):  YES [ ] NO [X]

Exhibit Index found at page 27.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General
-------

         Optical Security Group, Inc., together with its subsidiaries (the "Company"), is a leading provider of imaging technology and optical coatings used in a variety of security, document authentication, product protection, and anti-tampering applications. The Company was incorporated on August 4, 1988, as a Colorado corporation under the name TSL Incorporated. In 1994, the Company changed its name to Optical Security Group, Inc.

Business Development  (Last Three Years)
----------------------------------------

         On March 31, 1999, the Company sold its lenticular business to Optipak, Inc., now known as iMPACT Creative Technologies, Inc. Mr. Richard H. Bard, the Company's chairman of the board and chief executive officer is a shareholder, officer, and director of iMPACT. Unirock Management Corporation, assisted the Company in connection with the transaction and opined upon the fairness of the transaction to the Company's board of directors. The Company had announced in March 1998, that it intended to sell or otherwise dispose of its lenticular business so that it could focus on its core security business. [See Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS and Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Discontinued Operations (lenticular business).]

         Effective May 1, 1998, the Company, through OpSec Advantage, Inc., completed the purchase of substantially all of the assets of Advantage Technology, Inc. Advantage Technology manufactured security products used primarily for government document applications, such as driver's licenses, passports, ID cards, and for tamper-evident labels. Advantage Technology developed Advantage (TM), a chemical coating that cannot be duplicated by any graphic technology available today. Revenues from OpSec Advantage since the date of acquisition through March 31, 1999, were $4.1 million.

         On April 30, 1997, the Company purchased a manufacturing and office facility located in Parkton, Maryland. The Company completed its improvements and moved its manufacturing facilities from Sparks, Maryland to the Parkton facility by November 30, 1997. The purchase and improvements on the Parkton facility were financed through the sale of Economic Development Revenue Bonds.

Products
--------

         The Company's products offer a range of visible (overt) and invisible (covert) security technologies, which protect documents and products from forgery and counterfeiting, deter tampering, provide immediate authentication, and track and prevent diversion. The Company's security technologies include:

     .   Optically variable devices (OVDs)
     .   AdvantageTM
     .   Exelgram(TM)security images
     .   Alphadot(TM)micro-imaged dots and threads
     .   Microtext (diffractive and printed)
     .   UV inks, Fibers, Planchettes
     .   Invisible inks
     .   Information-bearing marks
     .   Direct-to-part marketing technology
     .   Tamper-evident resins
     .   Security printing

         The Company's OVDs include traditional two and three dimensional holograms, computer generated dot matrix holograms, and E-beam generated Exelgrams. Advantage(TM) is a chemical coating created through an array of chemical processes protected by patents that cannot be duplicated by any graphic technology available today, including color laser copiers or computer digital imaging. The coating causes the viewer to see different colors at different viewing angles. Exelgram security images are sophisticated computer generated OVDs in which the image is written using an electron beam.

         The Company's security technologies can be used with a variety of marking systems, including labels, hang tags, hot stamping foils, laminates, plastic pouches, dots, threads, and direct-to-products. The Company owns patents and copyrights for several of its technologies, products, and processes, and holds licenses or other rights for others.

Markets
-------

         The following chart summarizes the Company's product areas, primary markets, and applications.

         Product Area       Market                   Application
         ------------       ------                   -----------
Document Authentication     Documents of Value       Protection of travelers
                                                     cheques, credit cards, gift
                                                     certificates, and event
                                                     tickets  from
                                                     counterfeiting

Document Authentication     Government Documents     Securing passports,
                                                     driver's  licenses, and
                                                     other  government-issued
                                                     documents from forgery
                                                     and alteration

Product Protection/         Licensed Products/       Protection of branded and
Authentication              Fashion Industry         licensed products against
                                                     counterfeiting and
                                                     diversion

Product Protection/         Parts Authentication     Protection, authentication
Authentication                                       and tracking of automotive,
                                                     aircraft, and other
                                                     component parts

Product Protection/         Pharmaceutical Industry/ Authentication and tamper
Authentication              Agrochemicals            evidence of pharmaceuticals
                                                     and agrochemicals



Distribution Methods. The Company has sales offices in Denver, Colorado;
--------------------
Parkton, Maryland; Lancaster, Pennsylvania; Shepshed, England; Willich, Germany; the Netherlands; and Singapore. The Company also distributes its products using independent marketing agents and distributors in the United States and throughout Western Europe and in parts of Eastern Europe, South America, and Asia. The Company also sells its secured temporary registration permits in the United States through the American Association of Motor Vehicle Administrators.

Competition
-----------

     The Company's competitors fall into the following categories:

     1. Holographic Divisions of Large Security Printers. The Company's largest competitors are the holography divisions of security printers such as Thomas De la Rue (U.K.); and American Banknote Holographics, a former division with American Banknote Corporation; and Bundesdruckerei, a recently privatized German-base security printer.

     2. Security Divisions of Large Diversified Manufacturers. Companies such as Avery Dennison Corporation, Minnesota Mining and Manufacturing Company (3M), and SICPA have proprietary technologies which are offered as competition to OVD's.

     3. Foil Manufacturers. Leonhard Kurz GmbH & Co. (Germany), Astor Universal, a division of API Group Plc. (U.K.), Holopak Technologies, Inc. (U.S.A.), and Crown Roll Leaf, Inc. (U.S.A.), manufacture hot-stamped foils which are embossed holographically to provide authentication of documents.

     4. Other Companies that Focus on Document Security and Product Authentication. The Company competes directly with other companies that focus on document security and product authentication. These companies include Bridgestone Technologies, Inc., Applied Holographics, Inc., CFC International, Inc. and Hologram Industrie (France).

         The Company believes it is able to stay competitive with other companies providing document security and product authentication by offering a wide range of technologies, solutions and services to its clients. In addition, by operating worldwide, the Company is able to offer customer sales, service and support in more than 30 countries.

Sources of Raw Materials. The Company has numerous sources for raw materials.
------------------------
Key suppliers include FLEXcon Company, Astor, Avery Dennison, Crown Roll Leaf, 3M, and Dunmore Corporation.

Significant Customers. With the exception of the licensees (as a group) of the
---------------------
National Football League Properties, and American Express Co., representing approximately 17.7% and 6.2%, respectively, of the Company's continuing revenue in Fiscal 1999, the Company does not depend on any single customer, or group of customers, for a significant part of its revenue.

Government Regulation and Approval. No government approval is necessary to offer
----------------------------------
the Company's principal products or services.

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

Employees. As of March 31, 1999, the Company had 104 employees in the United
---------
States and Europe. During Fiscal 1999, the Company also used independent marketing agents and distributors.


ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's principal facilities are as follows:

Location                              Use
--------                              ---
535 16th Street                       Optical Security Group, Inc.
Suite 920                             Corporate Office
Denver, Colorado  80202

21132 Old York Road                   Optical Security Industries, Inc.
P.O. Box 700                          OpSec U.S.
Parkton, Maryland 21120-0700          Manufacturing; sales office

1809 Olde Homestead Lane              OpSec Advantage, Inc.
P. O. Box 10155                       Manufacturing; sales office
Lancaster, Pennsylvania 17605-0155

Unit 4 Gelders Hall Road              Optical Security Industries International Plc
Shepshed Leicestershire               OpSec International
LE12 9NH                              Imaging facility; international sales office
United Kingdom

Halskestrasse 3-5                     Optical Security International GmbH & Co. KG
47877 Willich                         International sales office
GERMANY

     Except for the Parkton facility, all of the facilities are leased. The facility located at 535 16th Street, Suite 920, Denver, Colorado 80202, is leased from a corporation of which Mr. Richard H. Bard is an officer and shareholder. (See Item 12. Certain Relationships and Related Transactions.)


ITEM 3.  LEGAL PROCEEDINGS

         Other than routine litigation incidental to the business, there are no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


PART II

FORWARD LOOKING STATEMENTS

         To the extent that financial information and management's discussion and analysis of financial condition and results of operations contain forward-looking statements, such statements involve risks and uncertainties which could cause the Company's actual results to differ materially from the anticipated results discussed herein. Factors that might cause such a difference include, but are not limited to, changes in demand for the Company's products and services, changes in the level of operating expenses, national or global economic disruption related to Y2K, competitive conditions, and product supply. You are cautioned not to place undue reliance on the forward-looking statements made herein.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock
-----------------------

         The Company's common stock ("Common Stock") is traded on The Nasdaq SmallCap Stock MarketSM under the symbol "OPSC." The following table sets forth, on a per share basis, the range of high and low bid information for the Common Stock for each quarter within the last two fiscal years, as reported by NASDAQ:

         Year Ended March 31, 1999                 High               Low

         First Quarter ended 06/30/98              $ 6.13            $ 5.25
         Second Quarter ended 09/30/98               6.38              5.13
         Third Quarter ended 12/31/98                6.25              4.25
         Fourth Quarter ended 03/31/99               6.50              5.00


         Year Ended March 31, 1998                 High               Low

         First Quarter ended 06/30/97             $ 7.37            $ 6.12
         Second Quarter ended 09/30/97              8.00              6.00
         Third Quarter ended 12/31/97               7.25              5.75
         Fourth Quarter ended 03/31/98              7.00              5.25

         The quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

         As of June 2, 1999, there were 841 holders of record and approximately 1,263 beneficial holders of the Company's Common Stock.

         The Company has not paid any dividends on its Common Stock since inception. Pursuant to the terms of its Series B 8% Cumulative Convertible Exchangeable Preferred Voting Stock, no dividends or other payments can be declared and paid on the Company's Common Stock unless there are no accrued and unpaid dividends on the Series B Shares and unless the Company also declares and pays to the holders of Series B Shares dividends on the shares of Common Stock issuable upon conversion of the Series B Shares. The payment of cash dividends on Common Stock is prohibited under the Company's loan agreement with Mercantile-Safe Deposit and Trust Company and is also restricted under the terms of the Company's 8% Senior Subordinated Convertible Debentures due May 31, 2005 (the "8% Senior Debentures").

Recent Sales of Unregistered Securities
---------------------------------------

         In December 1998, the Company raised $500,000 from the sale of the Company's 8% subordinated convertible debenture to an accredited/institutional investor. In addition, such investor was issued a warrant to purchase 10,000 shares of Common Stock at an exercise price of $6.00 per share. The debenture is convertible into shares of Common Stock commencing from the date of issuance, at a conversion price of $6.50 per share, subject to certain anti-dilution adjustments. The debenture is subordinate to certain senior indebtedness of the Company and to the 8% Senior Debentures. Based on written representations and warranties made by the purchaser, the Company made such sale in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

         In June 1999, the Company issued an additional 64,897 shares of Common Stock to Advantage Technology pursuant to the terms of the purchase agreement. [See Item 1. "DESCRIPTION OF BUSINESS -- Business Development (Last Three Years)" and Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION]. The purchase agreement provided that if the fair market value of the shares of Common Stock issued to Advantage Technology as part of the purchase price was less than $2,000,000 on March 31, 1999, the Company would issue additional shares of Common Stock to Advantage Technology to bring the fair market value of the shares held by Advantage Technology to $2,000,000. Based on written representations and warranties made in the purchase agreement, such issuance was made in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions should be read in conjunction with the Financial Statements and Notes thereto.

Results of Operations
---------------------

Fiscal Year Ended March 31, 1999
--------------------------------

         Two major events occurred during the fiscal year ended March 31, 1999. The first, was the purchase, through a newly-formed subsidiary, OpSec Advantage, Inc., of substantially all of the assets of Advantage Technology, Inc., based in Lancaster, Pennsylvania, which operations were included in the Company's consolidated operating results for 11 months of 1999. This acquisition is part of a continuing effort to broaden the Company's security customer and product base, and to develop or purchase patented or proprietary technology. The second event was the disposition of the lenticular products segment on March 31, 1999 for cash and future consideration.

         Consolidated Statements of Operations of the Company for the fiscal years ended March 31, 1999 and 1998, reflect the results of the operations of the security business in detail. The lenticular business is reported as discontinued operations, and includes operating losses for the periods then ended, and loss on the disposal of the segment.

         Revenues increased 44.6% to $14,172,133, an increase of $4,373,420. The increase was contributed by OpSec Advantage and core business sales to new customers of $5.4 million. However, this growth was partially offset by a $1.03 million decrease in sales to two major and continuing customers. Continuing sales levels with these customers are expected to maintain or improve, subject to improvements in the global economic outlook. The Company anticipates continuing growth in new markets in Eastern Europe, South America and the Far East. The next fiscal year will also benefit from a complete sales cycle with a number of newly established customers.

         Gross margins improved from 41.52% to 44.12%, primarily as a result of improvements in manufacturing processes and raw material purchasing agreements. Additional staff and resources added during the year enabled us to continue reviewing manufacturing methods, and initiate improvements intended to maintain or improve margins.

         Operating expenses including depreciation and amortization increased $2,471,510 to $5,478,644. OpSec Advantage accounted for 52% of the increase, with the original core business growing 48%, or $1,178,443. Excluding OpSec Advantage, the cost component that showed the greatest increase was compensation and related costs, which increased $699,605, 59% of the total increase. New staffing, including partial year employees from the prior fiscal year added $526,000, reflected staff additions to the security sales and customer support teams, a new office in Germany, the mid-year addition of a senior vice president of manufacturing, and a manufacturing controller. Wage increases, board fees and the addition of a 401(k) plan comprised the balance of the increase.

         Depreciation and amortization increased $254,757, including $172,670 for OpSec Advantage. The balance of the increase, $82,087, was a net increase in depreciation which related to the new manufacturing facility and loan costs amortization, offset by a reduction in patent costs amortization.

         Other operating expenses, excluding OpSec Advantage, increased $466,751, including $120,000 in costs to support the lenticular division for management services and overhead. The establishment of a German security sales office accounted for $205,000 of the overall increase in administrative and marketing costs with the balance of the increase spread throughout all other sales and manufacturing facilities. Marketing and travel costs increased $240,700, as the Company has placed an emphasis on increased customer contacts, coordination of sales efforts with its independent agent sales force, and introduction of new products and target markets. As a result, the Company has established a more visible presence in the Far East, Eastern Europe and South America, as well as in its traditional core markets in the U.S. and Western Europe.

         Administrative costs increased $112,600, including $54,000 in Germany, with the balance spread through all other locations. A charge for bad debts of $107,000 was taken during the year. Historically, incurrence of bad debts among security customers has been low, but with expanded sales to licensees of major sporting franchises, as well as a broadened international sales base, the Company anticipates higher than historical charges in the future.

         The Company had net interest expense of $258,116, compared to net interest expense of $143 in the prior year. The change results primarily from the issuance of 8% Senior Debentures during the year, which earned interest of $186,662, and a full-year of interest on mortgage indebtedness, which added $46,360 to the total. The remaining interest was recognized on the revolving credit facility and capital leases. Dividends on Series B Shares amounted to $143,440, and remain unchanged from the prior fiscal year. No income tax liability is anticipated in either the Company's domestic or international operations for the near term due to the carry forward effect of recent net operating losses.

Discontinued Operations (lenticular business):
----------------------------------------------

         Revenues for the lenticular division, disposed of on March 31, 1999, decreased to $3,659,876 from $7,129,686 for the prior fiscal year. The Company believes that a number of factors contributed to the decreased sales, including the bankruptcy filing of a major competitor, a reduction in promotional programs due to world economic factors, and the effect of the Company's announcement of its intent to dispose of this business segment. While efforts were on-going to complete a disposition, the Company continued to serve traditional customers, directed efforts toward development of proprietary and/or patented products, and made strides in improving its manufacturing efficiency. Gross margins improved from 16.44% in the prior fiscal year to 25.02%. Staff costs and operating expenses were reduced $303,601, primarily as a result of withdrawing the production capacity from Europe, and concentrating it in the United States. The Company recognized a loss on disposal of $4,487,326 in the current year, and a loss from operations of $1,648,146. Included in the loss is the write-off of recorded goodwill originally recognized on the acquisition of the Company's German subsidiary. This write-off was $4,364,000. The reserve for estimated future operating losses and loss on sale of $2,460,000 established at March 31, 1998 was absorbed in the current year's results. Terms of the sale of the lenticular segment provide for a purchase price of $857,313, subject to certain adjustments following closing, a 5-year continuing royalty, with minimum annual payments of $250,000, and a contingent interest of 19% of the gross sales proceeds of the lenticular business if it is resold within 7 years. No estimate of value was made for either the royalty interest or the 19% contingent interest in the reported loss for the current year due to the uncertainty regarding collection of such amounts in the future.

Fiscal Year Ended March 31, 1998
--------------------------------

         Since September 1996, the Company has operated a lenticular printing business which drew upon the imaging expertise and resources employed in its security business. In March 1998, the Company announced that it was discontinuing the lenticular business, as it was consuming critical resources which will be more effectively utilized in the Company's security authentication business. Discontinuance of the lenticular business involved terminating the production of lenticular products in Europe and consolidating lenticular administration, imaging and production management in Denver. The Company announced its intention to sell, spin-off to existing shareholders in the form of a dividend, or otherwise dispose of the lenticular business.

         The Consolidated Statements of Operations of the Company for the fiscal year ended March 31, 1998 reflect the revenues and expenses of the (continuing) security business. The lenticular business was reported as discontinued operations, and included losses for the periods then ended, and management's estimate of loss on sale and anticipated operating losses from April 1, 1998, to the anticipated disposal date.

         Continuing revenues increased 61.7% to $9,798,713, and included the full-year impact of sales of security foils to American Express Travel Services (to be applied to its travelers' cheques) and the sale of authenticating labels and garment tags to licensees of the National Football League. Both programs began in the second half of the prior fiscal year, and are on-going. Expansion of the Company's authentication program for (U.S.) States' temporary license tags also contributed to this growth; and, new markets in both Eastern Europe and South America provided new sales opportunities during the period. The document authentication product line will be further augmented by the purchase of substantially all of the assets of Advantage Technology, Inc. which was consummated in May 1998. Advantage Technology provides security coatings for application to labels and over-laminates used to protect documents such as drivers' licenses and passports from counterfeiting, alteration, and/or tampering.

         Gross margins declined slightly from 43.26% to 41.52%, as the mix of business shifted to include several large base customers at lesser margins than on standard product lines. Improvements were made in purchasing agreements throughout the year as volume levels could be ascertained.

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

         The Company had net interest expense of $143 compared to net interest income of $101,700 in the prior year. This change resulted from the utilization of cash resources to fund lenticular operations; the addition of debt financing for plant construction; and working capital financing as the sales and receivables base increased. Dividends on Series B Shares amounted to $143,440 compared to $431,649 in the prior fiscal year. No income tax liability was paid in either the Company's domestic or international operations.

         Revenues for the year ended March 31, 1998, in the lenticular business increased to $7,129,685, a 1.47% increase over revenues of $7,026,610 for the year ended March 31, 1997. Gross profit margins decreased to 16.44% compared to 24.51% in the prior fiscal year. Gross profit margins were adversely affected by inefficiencies in the start-up of lenticular product manufacturing. Operating expenses increased $2,299,297 to $4,223,841. This increase included full-year operations for the lenticular production division and the European sales division, both of which commenced operations in the third quarter of the prior fiscal year. In addition, the division recognized bad debt expense of $613,685 due to the bankruptcy of two significant customers. Depreciation and amortization expense increased $115,168, primarily due to the full-year amortization of goodwill and the write-off of production tooling that was initially developed.

Liquidity and Capital Resources
-------------------------------

Fiscal Year Ended March 31, 1999
--------------------------------

         During the year the Company completed the acquisition of OpSec Advantage for approximately $2.6 million, net of common stock issued, and added $814,000 in production equipment to its manufacturing facilities. Funding was provided primarily through a private placement of Common Stock and 8% Senior Debentures for $4,030,000, net of issuance costs. Bank financing was expanded with the addition of a capital expenditure line of' credit of $500,000, of which $280,250 was outstanding at March 31, 1999. The credit facility provides that the Company must meet certain financial covenants. During 1999 the Company was out of compliance with several of the covenants. As of March 31, 1999, a waiver of the violations was obtained from the lender and the agreement was amended to ease the restrictions under such covenants.

         The Company's working capital position at March 31, 1999 was $2,383,617, and its current ratio was 1.715-to-1. Included in the working capital surplus was a cash position of $1,337,128. The Company's long-term debt increased $3,498,061 to $4,499,643, which includes debentures of $3,270,000 and the capital expenditure facility of $221,250.

         The Company reported operating income of $773,988 and income of $528,073 from its continuing (security) operations. Earnings from continuing operations before interest, taxes, depreciation, and amortization were $1,365,654, as compared to $1,352,993 for the prior year. The lenticular division reported a loss of $6,135,472 for fiscal year 1999, including loss from operations and loss on disposal. The reserve of $2,460,000 established at March 31, 1998 was fully utilized.

Fiscal Year Ended March 31, 1998
--------------------------------

         The Company utilized a strong liquidity position at the beginning of the fiscal year to fund the purchase and development of a new manufacturing plant necessary for production for new security label customers; to pay off $1 million in seller financing on its German acquisition; and to obtain favorable bond financing of $1,235,000 and a $2 million bank credit facility.

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

         The Company reported operating income of $1,060,925 and net income of $1,032,867 from its continuing (security) operations. Earnings from continuing operations before interest, taxes, depreciation and amortization were $1,362,496. The lenticular business operated at a loss of $3,052,382. A reserve of $2,460,000 was also recorded to include an estimated loss on sale and a reserve for losses prior to disposal. The total loss from discontinued operations was $5,512,382. When combined with the net income from the continuing (security) business, the Company reported a net loss of $4,479,515.

Computerized Operations and the Year 2000
-----------------------------------------

         Until recently most computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. This is referred to as the "Year 2000 Issue" ("Y2K"). Since 1997, the Company has been reviewing all internal, external and third party informational technology ("IT") systems related to its business. The Company is completing an internal IT evaluation and expects satisfactory results and is currently reviewing external and third party IT systems for Y2K compliance. External and third party evaluations include requiring compliance certificates from vendors, suppliers and significant businesses related to the Company. The Company estimates it will complete external and third party evaluations by the second quarter of calendar year 1999. To date, all evaluations have uncovered minimum exposure to Y2K problems. The Company currently estimates the internal Y2K cost at approximately $60,000, which would include replacing hardware systems and upgrading software. Estimates of external or third party Y2K expenses available at this time are immaterial, however, the Company continues to review compliance. Management does not believe the Company will have to modify or replace any significant portions of its computer applications in order for the computer systems to function properly with respect to the dates in the year 2000 and thereafter. However, a "worst case" scenario may include the temporary interruption of research, development and business due to the necessity of upgrading or replacing systems which are not Y2K compliant. An interruption may lead to missed deadlines or delays in research and development. The Company's contingency plan includes the following:

 .    Regular back-up of all scientific and business related electronic data;

 .    Archival of critical business paperwork;

 .    Scheduling manufacturing campaigns not to extend or overlap the year 2000 time change; and,

 .    Upgrading security systems to be Y2K compliant (included in above dollar amount).

Currently, the Company has determined that there is no significant exposure to the Y2K issue, however, the Company will continue to evaluate all IT systems for Y2K compliance throughout calendar year 1999.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this item are included herein starting at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers
--------------------------------

     Directors, executive officers, and significant employees of the Company, as of June 2, 1999, are as follows:

     Name                   Age        Position
     ----                   ---        --------

     Richard H. Bard        51         Chairman of the Board and Chief
                                       Executive Officer

     Michael Brennan        56         President, OpSec Advantage

     Edward Dietrich        46         Senior Vice President, Sales and
                                       President and Chief Operating Officer of
                                       OpSec U.S.

     Yash P. Gupta          46         Director

     Martin T. Hart         63         Director

     J. R. Holland, Jr.     55         Director

     Richard D. Lamm        64         Director

     Gerald A. Melfi        48         Chief Accounting Officer, Treasurer
                                       and Assistant Secretary

     Bruce I. Raben         45         Director

     Mark T. Turnage        38         President, Chief Operating Officer,
                                       and Director


Richard H. Bard has been a director and chief executive officer of the Company since September 1993. He was elected chairman of the board in April 1994. Mr. Bard served as president from April 1994 to July 1997, and treasurer from September 1993 to December 1994. Mr. Bard is also the chief executive officer of Bard & Co., Inc., a diversified investment management company, and the Chairman of iMPACT Creative Technologies, the purchaser of the Company's lenticular printing business. From 1989 to 1991, Mr. Bard was vice-chairman of ComputerLand Corporation and chief executive officer of ComputerLand International, Inc (since merged with Inacom Corporation). From 1986 to 1988, Mr. Bard was chairman and chief executive officer of Coast America Corporation, the franchisor of Coast-to-Coast Hardware stores (since merged with TrueValue). From 1978 to 1986, Mr. Bard was the president and chief operating officer of FoxMeyer Corporation, a large pharmaceutical distributor and franchisor of drug stores (since merged with McKesson Corporation). Mr. Bard is also a director of Inacom Corporation.

Michael Brennan has been president of OpSec Advantage since May 1998. Prior to that, Mr. Brennan was the president of Advantage Technology, Inc., the assets of which were acquired by the Company in May 1998.

Edward Dietrich has been president and chief operating officer of OpSec U.S. since July 1997, and senior vice president, sales since October 1996. Mr. Dietrich served as vice president sales of OpSec U.S. from August 1994 to October 1996. Mr. Dietrich was employed by American Banknote Holographics, Inc. from February 1992 until August 1994 as the director of sales and marketing.

Yash P. Gupta was appointed to the board of directors on November 24, 1998. He was also appointed to serve on the Audit Committee. Since 1992, Mr. Gupta has served as dean and professor of management at the University of Colorado at Denver, College of Business and Administration. Mr. Gupta has announced that in the Fall, he will become the dean of the Business School at the University of Washington.

Martin T. Hart has been a director since December 1993. He serves as the chairman of the Compensation Committee, and as a member of the Audit Committee and Nominating Committee. Mr. Hart has been a Denver-based businessman and investor for more than twenty-five years. He is also a director of Schuler Homes, Inc., T. Netiks, P.J. America, Inc. and Ardent Software, Inc., and a trustee of MassMutual Corporate Investors and MassMutual Participation Investors.

J. R. Holland, Jr. has been a director since July 1994 and serves as chairman of the Audit Committee, and as a member of the Nominating Committee. Since 1991, he has been the managing director of Hunt Capital Group, L.L.C. and president and chief executive officer of Unity Hunt, Inc., diversified investment companies based in Dallas, Texas. He is also a director of Placid Refining Company, Texas Capital Bancshares, Inc., and TNP Enterprises, Inc.

Richard D. Lamm has been a director since December 1993 and serves on the Compensation Committee. He previously served as a director from 1989 through 1992. Since 1987, Mr. Lamm has been a professor and director of the Center for Public Policy and Contemporary Issues at the University of Denver. Mr. Lamm served as the governor of the state of Colorado from 1975 to 1987.

Gerald A. Melfi has been the chief accounting officer and treasurer of the Company since 1993. Mr. Melfi also is employed as the chief financial officer for Bard and Co., Inc., a diversified investment management company.

Bruce I. Raben has been a director since February 1995. He serves as chairman of the Nominating Committee and is a member of the Compensation Committee. Since February 1996, Mr. Raben has been a managing director of CIBC Oppenheimer Securities Corp. in Los Angeles. From March 1990 until January 1996, he served as the executive vice president and director of corporate finance at Jefferies & Company, Inc., an investment banking firm. He is also a director of Equity Marketing, Inc. and Global Crossing, Ltd.

Mark T. Turnage has been president and chief operating officer of the Company since July 1, 1997. He was appointed to the board of directors on June 26, 1998. Mr. Turnage served as managing director of OpSec International from November 1995 to July 1997 and prior to that as vice president from July 1994 to July 1997.

         There are no family relationships among the Company's directors or executive officers. The directors of the Company serve in such capacity until the next annual meeting of the Company's shareholders. Committee members are appointed by the board of directors to serve a one year term or until their successors have been elected. Except for Mr. Bard, who has an employment agreement with the Company, the Company's officers serve at the discretion of the Company's board of directors.

         To the Company's knowledge, none of the above listed individuals has been involved in legal proceedings during the last five years that are material to an evaluation of the ability or integrity of any director, executive officer, promoter or control person.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         The Company believes that during the fiscal year ended March 31, 1999, its directors, officers and greater than 10% beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the chief executive officer of the Company and each of the Company's other executive officers (two officers) whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").

                           Summary Compensation Table

                           Annual Compensation    Long-Term
                           -------------------    Compensation
                                                  Awards
                                                  ------

                                                  Securities
Name and                                          Underlying    All Other
Principal Position         Year     Salary        Options     Compensation
------------------         ----     ------        -------     ------------

Richard H. Bard            1999     $193,750      107,000     $  1,250(1)
Chief Executive            1998     $175,000       50,000           --
Officer                    1997     $150,000      342,878           --


Mark T. Turnage            1999     $148,333       50,000     $  1,093(1)
President and              1998     $120,505       50,000     $ 11,519(2)
Chief Operating            1997     $ 77,600       80,000     $ 41,984(2)
Officer


Edward Dietrich            1999     $142,500         --       $ 36,667(3)
President and Chief        1998     $111,667       50,000           --
Operating Officer          1997     $ 80,625       50,000           --
OpSec U.S.; Sr.VP
Sales

-----------------------

(1) Matching amount paid by the Company under its 401(k) Plan, since January 1, 1999, the Plan's effective date.

(2) Fiscal 1998 and Fiscal 1997 housing allowance paid on behalf of Mr. Turnage relating to his overseas assignment in the United Kingdom.

(3) Includes matching amount paid by the Company under its 401(k) Plan and moving expenses paid by the Company in connection with Mr. Dietrich's relocation to Maryland.

Stock Options
-------------

         The following table sets forth information concerning stock options granted during the fiscal year ended March 31, 1999, to the Named Executive Officers. Each option represents the right to purchase one share of the Company's Common Stock.

                       Options Granted in Last Fiscal Year
                                Individual Grants

                                   % of Total
                  # Securities     Options Granted
                  Underlying       To Employees in   Exercise   Expiration
Name (1)          Options          Fiscal Year       Price      Date
----              -------          -----------       -----      ----

Richard H. Bard   107,000 (2)          49%           $6.00      August 31, 2003

Mark Turnage       50,000 (3)          23%           $6.00      June 25, 2003

---------------------------------------

(1)  No stock options were granted to Mr. Dietrich.

(2) Issued under the Company's Nonqualified Stock Option Plan, pursuant to the terms of his employment agreement to maintain his beneficial ownership.

(3) Issued under the Company's Incentive Stock Option Plan. Vesting ratably over four years beginning June 16, 1999.

Stock Options
-------------

         The following table sets forth information concerning each exercise of stock options during the fiscal year ended March 31, 1999, for the Named Executive Officer and the fiscal year-end value of all unexercised in-the-money options (regardless of when granted) held by such person.


                 Aggregated Option/Exercises in Last Fiscal Year
                        And Fiscal Year End Option/Values

                                                      Number of
                                                      Securities            Value of
                                                      Underlying            Unexercised
                                                      Unexercised           In-the-Money
                                                      Options/SARs at       Options/SARs
                                                      FY-End(#)             at FY-End($)
                   Shares Acquired        Value       Exercisable/          Exercisable/
Name               on Exercise(#)       Exercised     Unexercisable         Unexercisable(1)
----               --------------       ---------     -------------         ----------------
Richard H. Bard       100,000          $427,500       1,092,878/0            $475,000/$0

Mark T. Turnage       -                 -             122,500/127,500        $ 59,300/$0

Edward Dietrich       -                 -             107,500/62,500         $ 59,300/$0

---------------
(1) Market value of underlying securities based on the average of the high and low bid of the Company's Common Stock on March 31, 1999, on NASDAQ of $5.50 per share minus the exercise price.

Long-Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

         There were no awards made to any Named Executive Officer under any long-term incentive plans.

Employee Pension, Profit Sharing or Other Retirement Plans
----------------------------------------------------------

         Effective January 1, 1999, the Company established a defined contribution plan (the "401(k) Plan") that qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Under the 401(k) Plan, participating employees may defer from 1% to 15% of their pre-tax compensation, subject to the maximum allowed under the Code. The Company will contribute $.50 for each dollar contributed by the employee, up to a maximum contribution of 2 1/2% of the employee's defined compensation.

         Except for the 401(k) Plan, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors
-------------------------

         Standard Arrangements. Each director who is not an employee of the
         ---------------------
Company ("an Outside Director"), upon election or re-election to the board of directors at an annual meeting of the shareholders, is entitled to a grant of stock options under the Company's Nonqualified Stock Option Plan to purchase 5,000 shares of Common Stock. The exercise price of the option shares is the greater of $6.00 or the market price of the Common Stock on the date of the grant. The options are immediately exercisable and expire five years from the date of the grant. Outside Directors elected other than at the annual meeting of shareholders are not entitled to such option grant. Outside Directors are also eligible for discretional grants of stock options.

         In addition, each Outside Director, upon election or re-election, is entitled to receive $10,000 as compensation for services to be rendered as a member of the board of directors. Outside Directors elected to the board of directors, other than at the annual meeting of shareholders, are entitled to receive a pro-rata portion of $10,000 based on the number of months remaining until the next annual meeting of shareholders. Such amount is payable in cash, or at the sole election of the Outside Director, in shares of Common Stock.

         During the fiscal year ended March 31, 1999, Messrs. Hart and Lamm received options to purchase 5,000 shares of Common Stock at an exercise price of $6.00 per share and $10,000 in cash for serving as directors. Mr. Raben received options to purchase 5,000 shares of Common Stock at an exercise price of $6.00 per share and 1,667 shares of Common Stock (in lieu of $10,000 cash) for serving as a director. Pursuant to Mr. Holland's employment arrangement with Hunt, any compensation for serving as a director must be paid to Hunt. Therefore, in lieu of payment to Mr. Holland, $10,000 was paid to Hunt and the options to purchase 5,000 Common Stock were issued to Hunt. Mr. Gupta, who was appointed to the board after the annual meeting of shareholders, received $8,110 as compensation for serving as a director.

Employment Contracts
--------------------

         Mr. Richard H. Bard, the Company's chief executive officer, is in the fourth year of his employment contract, which expires on March 31, 2001. The employment contract provides for a salary of $240,000 for the fourth and fifth year of the contract, and bonuses at the discretion of the board of directors. In addition to benefits available generally to other Company employees, Mr. Bard is entitled to a $500 per month automobile allowance. If the Company terminates Mr. Bard's employment agreement prior to the expiration of the contract, Mr. Bard is entitled to a buy-out at 150% of the value of the contract at the time of the termination. Effective May 14, 1999, Mr. Bard's employment agreement was amended to delete the provision in his contract which entitled him to grants of stock options in an amount sufficient to maintain his beneficial ownership of the Common Stock as of December 31, 1995. In addition, the terms of the stock bonus payable to Mr. Bard were amended to provide that Mr. Bard is entitled to a bonus of 500,000 shares of Common Stock, if the Company is sold or merged prior to March 31, 2006. Previously, Mr. Bard was entitled to a stock bonus of 250,000 shares of Common Stock, if the Company was sold or merged into another company prior to March 31, 2003.

         No other executive officers have written employment contracts with the Company or any termination or change of control benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management.
---------------------------------------------------------------

         The following table sets forth, as of June 24, 1999, the number of and percentage of outstanding shares of the Company's Common Stock, beneficially owned by (a) all directors and nominees, naming them, (b) the Named Executive Officers, (c) the directors and executive officers of the Company as a group, without naming them, and (d) persons or groups known by the Company to own beneficially 5% or more of the Common Stock:


Name and Address of                   Amount and Nature of               Title                      Percent
Beneficial Owner                      Beneficial Ownership              of Class                   of Class
----------------                      --------------------              --------                   --------
Advantage Technology, Inc.                   364,897                     Common                      5.90%
676 Patriot Lane
Lancaster, PA 17601

Richard H. Bard                            1,945,341(1)                  Common                     26.26%
535 16th Street, Suite 920
Denver, CO 80202

Edward Dietrich                              108,735(2)                  Common                      1.73%
535 16th Street, Suite 920
Denver, CO 80206

Yash P. Gupta                                    -0-                     Common                        --
College of Business
University of Colorado
   at Denver
P.O. Box 173364
Denver, CO 80217-3364

Martin T. Hart                               247,148(3)                  Common                      3.96%
875 Race Street
Denver, CO 80206

J.R. Holland, Jr                                 -0-(4)                  Common                        --
4000 Thanksgiving Tower
1601 Elm Street
Dallas, TX 75201



Name and Address of                    Amount and Nature of                Title                    Percent
Beneficial Owner                       Beneficial Ownership              of Class                   of Class
----------------                       --------------------              --------                   --------
Hunt Capital Group, L.L.C                  858,929(4)(5)                  Common                     13.16%
4000 Thanksgiving Tower
1601 Elm Street
Dallas, TX 75201

Richard D. Lamm                             63,879(6)                     Common                      1.03%
c/o University of Denver
2050 East Iliff, #224
Denver, CO 80208

Massachusetts Mutual Life                  625,000(7)                     Common                      9.90%
  Insurance Company
MassMutual High Yield
  Partners Ltd.
MassMutual Corporate
  Value Partners Limited
1295 State Street
Springfield, MA 01111

Gudrun Pasternak/                          466,668(8)                     Common                      7.54%
Hans M. Andresen
Halskestrasse 3-5
47877 Willich
Germany

Philena Enterprises, Inc./                 403,635(9)                     Common                      6.52%
Mark Bar
P. O. Box 6246
Denver, CO 80206

Bruce I. Raben                              68,840(10)                    Common                      1.10%
Suite 2340
1999 Avenue of the Stars
Los Angeles, CA 90067

Mark T. Turnage                            128,673(11)                    Common                      2.04%
535 16th Street, #920
Denver, CO 80202



Name and Address of                       Amount and Nature of            Title                     Percent
Beneficial Owner                          Beneficial Ownership          of Class                    of Class
----------------                          --------------------          --------                    --------
All executive officers                         3,829,479(12)              Common                     47.08%
and directors as a group
(10 persons)


-----------------------

(1) Includes 20,000 shares held in an individual retirement account, and 150,000 shares held as custodian for a family member. In addition, includes the right to acquire, currently or within 60 days, 1,222,878 shares of Common Stock.

(2) Includes the right to acquire, currently or within 60 days, 107,500 shares of Common Stock.

(3) Includes the right to acquire, currently or within 60 days, 59,000 shares of Common Stock.

(4) Mr. Holland is the manager and president of Hunt. By virtue of his position with Hunt, Mr. Holland is entitled to vote or direct the vote of the shares held by Hunt. Pursuant to the Exchange Act, because he is able to direct the vote of the shares held by Hunt, Mr. Holland is deemed to be the beneficial owner of the shares held by Hunt. Mr. Holland has no ownership interest in Hunt.

(5) Includes the right to acquire, currently or within 60 days, 340,000 shares of Common Stock.

(6) Includes 1,401 shares held as trustee for family members and 35,000 shares held by his spouse. In addition, includes the right to acquire, currently or within 60 days, 6,538 shares of Common Stock.

(7) Includes the right to acquire, currently or within 60 days, 125,000 shares of Common Stock.

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

(10) Includes the right to acquire, currently or within 60 days, 55,000 shares of Common Stock.

(11) Includes 6,173 shares held as trustee for family members, and the right to acquire, currently or within 60 days, 122,500 shares of Common Stock.

(12) Includes the right to acquire, currently or within 60 days, 1,948,416 shares of Common Stock.

     As of June 2, 1999, the Company also had outstanding 1,793 Series B Shares. The holders of the Series B Shares are entitled to one vote for each share of Common Stock issuable upon conversion of the Series B Shares (166.67 shares of Common Stock for each Series B Share) on all matters to which holders of the Common Stock are entitled to vote. As a group, the holders of the Series B Shares have less than 5% of the votes on matters voted on by holders of the Common Stock. In addition, under Colorado law, the holders are entitled to vote on certain matters, including matters effecting the rights of the Series B Shares, as a class. No director or executive officer owns beneficially any Series B Shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following outlines certain relationships and related transactions during the fiscal years ended March 31, 1998, and March 31, 1999.

     Mr. Bard, the Company's chairman and chief executive officer, is a director, officer, a majority shareholder of iMPACT, which purchased the assets of the Company's lenticular printing business. [See Item 1. "DESCRIPTION OF BUSINESS -- Business Development" (Last Three Years) and Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- Discontinued Operations (lenticular business).]

     The Company leases its Denver office spaces from 16th & Welton Investment, Inc., a corporation owned by Mr. Bard and members of his immediate family. In the fiscal years ended March 31, 1998, and March 31, 1999, the Company paid a total of $88,142 and $96,377, respectively, under such leases. Unless renewed or extended, the leases expire in 2000.

     Mr. Bard has an employment agreement with the Company. [See Item 10. EXECUTIVE COMPENSATION -- Employment Contracts.]

     Mr. Michael Brennan, the president of OpSec Advantage, is an officer and shareholder of Advantage Technology, Inc., the assets of which were acquired by the Company in May 1998, in exchange for the Company's promissory note in the amount of $2,000,000, which note was subsequently paid in full, the issuance of 300,000 shares of Common Stock, and the assumption of approximately $500,000 of Advantage Technology's liabilities. In June 1999, pursuant to the stock adjustment provisions in the purchase agreement, an additional 64,897 shares of Common Stock were issued to Advantage Technology.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements:
--------------------

     For a list of financial statements, see INDEX TO FINANCIAL STATEMENTS, page 31.


(a)  List of Exhibits required by Item 601 of Regulation S-B:


     Exhibits filed herewith:
     -----------------------

     Exhibit        Exhibit                        Page
     Number         Name                           Reference
     ------         ----                           ---------

     10.2.1         Amendment to Employ-           Filed herewith at 10.2.1
                    ment Agreement for
                    Richard H. Bard

     21.1           List of Subsidiaries           Filed herewith at 21.1.

     23.1           Consent of Independent         Filed herewith at 23.1
                    Auditors

     27.1           Financial Data Schedule        Filed herewith at 27.1


     Exhibits incorporated by reference:
     ----------------------------------

     Number         Exhibit                                  Date
     of Exhibit     Name                           Form      Filed        Number
     ----------     ----                           ----      -----        ------

     2.4.1          Asset Purchase Agreement       8-K       06/15/98     2.4.1
                    between OpSec Advantage
                    Inc. and Advantage
                    Technology, Incorporated

2.4.2     First Amendment to                 8-K           06/15/98       2.4.2
          Asset Purchase Agreement
          between OpSec Advantage
          Inc. and Advantage
          Technology, Incorporated

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

                             OPTICAL SECURITY GROUP, INC.



Date:  June 29, 1999         By:   /s/ Richard H. Bard
                                ------------------------------------------------
                                  Richard H. Bard, Chief Executive
                                      Officer and Director



Date:  June 29, 1999         By:   /s/ Gerald A. Melfi
                                ------------------------------------------------
                                  Gerald A. Melfi, Principal
                                      Financial Officer



Date:  June 29, 1999         By:   /s/ Mark T. Turnage
                                ------------------------------------------------
                                  Mart T. Turnage, President,
                                      Chief Operating Officer and Director



Date:  June 29, 1999         By:   /s/ Martin T. Hart
                                ------------------------------------------------
                                  Martin T. Hart, Director



Date:  June 29, 1999         By:   /s/ J.R. Holland, Jr.
                                ------------------------------------------------
                                  J. R. Holland, Jr., Director



Date:  June 29, 1999         By:   /s/ Richard D. Lamm
                                ------------------------------------------------
                                  Richard D. Lamm, Director

Date:  June 29, 1999         By:   /s/ Bruce I. Raben
                                ------------------------------------------------
                                  Bruce I. Raben, Director



Date:  June 29, 1999         By:   /s/ Yash P. Gupta
                                ------------------------------------------------
                                  Yash P. Gupta, Director

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES


Table of Contents
-----------------

Financial Statements:                                                   Page
                                                                        ----

         Report of Independent Auditors                                 F-1

         Balance Sheets                                                 F-2

         Statement of Operations                                        F-4

         Statement of Stockholders' Equity                              F-6

         Statement of Cash Flow                                         F-7

         Notes to Financial Statements                                  F-9

                         Report of Independent Auditors



         Board of Directors and Stockholders
         Optical Security Group, Inc.

         We have audited the accompanying consolidated balance sheets of Optical Security Group, Inc. as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optical Security Group, Inc. as of March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



         Denver, Colorado
         May 28, 1999

                          Optical Security Group, Inc.
                           Consolidated Balance Sheets


                                                                                                 March 31
                                                                                        1999                  1998
                                                                                   -----------------------------------
Assets

Current assets:
     Cash                                                                            $1,337,128              $797,388
     Accounts receivable, less allowance of $124,349 and $19,353 in 1999
       and 1998, respectively                                                         2,704,189             2,143,303
     Inventory                                                                        1,443,912               906,747
     Prepaid expenses                                                                   230,723               262,956
     Net current assets of discontinued operations                                            -               647,685
                                                                                   -----------------------------------
Total current assets                                                                  5,715,952             4,758,079

Property and equipment, net                                                           3,406,972             2,392,676

Other assets:
     Patents and patent applications, net of accumulated amortization of
       $159,445 and $98,327 in 1999 and 1998, respectively                              281,739               259,475
     Goodwill, net of accumulated amortization of $490,457 and $262,516
       in 1999 and 1998, respectively                                                 4,376,668             1,077,989
     License and non-compete agreements, net of accumulated amortization
       of $321,067 and $241,332 in 1999 and 1998, respectively                          675,410               498,737
     Deposits and other assets                                                          228,126               207,895
     Net long-term assets of discontinued operations                                    109,318             4,289,781
                                                                                   -----------------------------------

Total assets                                                                        $14,794,185           $13,484,632
                                                                                   ===================================


                          Optical Security Group, Inc.
                           Consolidated Balance Sheets


                                                                                                March 31
                                                                                        1999                  1998
                                                                                    ----------------------------------
Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                                 $ 970,140            $1,146,312
     Accrued expenses                                                                   511,009               338,235
     Current portion of capital lease obligations                                        37,479                 4,385
     Current portion of long-term obligations                                           972,344               632,344
     Net current liabilities of discontinued operations                                 841,363                     -
     Allowance for operating losses of discontinued operations
                                                                                              -               900,000
                                                                                    ----------------------------------
Total current liabilities                                                             3,332,335             3,021,276

Capital lease obligations                                                                11,541                 2,462
Long-term obligations                                                                 1,229,643             1,001,582
Convertible debentures                                                                3,270,000                     -

Commitments

Stockholders' equity:
     Voting convertible preferred stock, $0.01 par value:
       2,500,000 shares authorized; 1,793 Preferred Series B shares
         issued and outstanding (preference in liquidation $1,927,475)                       18                    18
     Common stock, $0.005 par value:
       15,000,000 shares authorized; 6,070,620 and 5,230,619 shares issued and
         outstanding in 1999 and 1998, respectively                                      30,353                26,153
     Additional paid-in capital                                                      23,662,560            20,399,614
     Other comprehensive income                                                          53,722                78,675
     Accumulated deficit                                                            (16,795,987)          (11,045,148)
                                                                                    ----------------------------------
Total stockholders' equity                                                            6,950,666             9,459,312
                                                                                    ----------------------------------

Total liabilities and stockholders' equity                                          $14,794,185          $ 13,484,632
                                                                                    ==================================


See accompanying notes

                          Optical Security Group, Inc.
                      Consolidated Statement of Operations


                                                                                           Year ended March 31
                                                                                       1999                   1998
                                                                                  ------------------------------------
Revenues                                                                            $14,172,133            $9,798,713
Cost of goods sold                                                                    7,919,501             5,730,654
                                                                                  ------------------------------------
Gross margin                                                                          6,252,632             4,068,059

Operating expenses:
   Salaries and related costs                                                         2,972,955             1,548,604
   Depreciation                                                                         216,245               113,720
   Amortization                                                                         340,083               187,851
   Other operating expenses                                                           1,949,361             1,156,959
                                                                                  ------------------------------------
Total operating expenses                                                              5,478,644             3,007,134
                                                                                  ------------------------------------

Income from operations                                                                  773,988             1,060,925

Other income (expense):
   Interest income                                                                       33,447                36,929
   Interest expense                                                                    (291,563)              (37,072)
   Other income                                                                          10,286               (48,188)
   Foreign currency transaction gain (loss)                                              (8,395)                1,756
                                                                                  ------------------------------------
Total other income (expense)                                                           (256,225)              (46,575)

Income before income taxes                                                              517,763             1,014,350

Income tax benefit                                                                       10,310                18,517
                                                                                  ------------------------------------

Income from continuing operations                                                       528,073             1,032,867

Discontinued operations:
   Loss from operations of discontinued segment                                      (1,648,146)           (3,052,382)
   Loss on disposal of business segment                                              (4,487,326)           (2,460,000)
                                                                                  -------------------------------------
Total loss from discontinued operations                                              (6,135,472)           (5,512,382)
                                                                                  -------------------------------------

Net loss                                                                             (5,607,399)           (4,479,515)
Dividends on preferred stock                                                            143,440               143,440
                                                                                  ------------------------------------
Net loss applicable to common stock                                                 $(5,750,839)          $(4,622,955)
                                                                                  =====================================


                          Optical Security Group, Inc.
                Consolidated Statement of Operations (Continued)


                                                                                             Year ended March 31
                                                                                          1999                 1998
                                                                                      --------------------------------
Earnings (loss) per share:
   Basic:
     Continuing operations                                                              $  0.06               $  0.18
     Discontinued operations                                                              (1.03)                (1.09)
                                                                                      ---------------------------------
     Net income (loss) applicable to common stock                                       $ (0.97)              $ (0.91)
                                                                                      =================================

   Diluted:
     Continuing operations                                                              $  0.06               $  0.15
     Discontinued operations                                                              (1.00)                (0.94)
                                                                                      --------------------------------
     Net income (loss) applicable to common stock                                       $ (0.94)              $ (0.79)
                                                                                      =================================

Weighted average number of shares outstanding:
   Basic:                                                                             5,948,720             5,056,039
                                                                                      ================================
   Diluted:
     Weighted shares outstanding                                                      5,948,720             5,056,039
     Shares attributed to options and warrants                                          167,667               800,418
                                                                                      --------------------------------
                                                                                      6,116,387             5,856,457
                                                                                      ================================


See accompanying notes

                          Optical Security Group, Inc.
                 Consolidated Statement of Stockholders' Equity


                                                                                                      Additional
                                               Preferred Series B             Common Stock              Paid-In
                                              Shares         Amount        Shares       Amount          Capital
                                           --------------------------------------------------------------------------
Balance at March 31, 1997                          1,793           $18     4,973,952      $24,870        $20,113,208
   Warrants exercised                                  -             -         4,167           21             24,981
   Options exercised                                   -             -       252,500        1,262            279,167
   Issuance costs on prior year stock issue            -             -             -            -           (17,742)
   Dividend declared on Preferred Series B             -             -             -            -                  -

   Other comprehensive income
   Net loss                                            -             -             -            -                  -

   Comprehensive loss
                                           --------------------------------------------------------------------------

Balance at March 31, 1998                          1,793            18     5,230,619       26,153         20,399,614

   Common stock issued in business
     combination                                       -             -       300,000        1,500          1,722,500
   Common stock issued for cash, net of
     issuance costs of $152,688                        -             -       210,000        1,050          1,106,262
   Common stock issued to a director                   -             -         1,667            8              9,992
   Warrants exercised                                  -             -        25,000          125            149,875
   Options exercised                                   -             -       303,334        1,517            274,317
   Dividend declared on Preferred Series B             -             -             -            -                  -

   Other comprehensive loss
   Net loss                                            -             -             -            -                  -

   Comprehensive loss
                                           --------------------------------------------------------------------------

Balance at March 31, 1999                          1,793           $18     6,070,620      $30,353        $23,662,560
                                           ==========================================================================

                                                                 Other
                                                               Comprehen-          Total
                                             Accumulated      sive Income      Stockholders'
                                               Deficit           (Loss)           Equity
                                           ----------------------------------------------------
Balance at March 31, 1997                       $(6,422,193)        $51,382        $13,767,285
   Warrants exercised                                     -               -             25,002
   Options exercised                                      -               -            280,429
   Issuance costs on prior year stock issue               -               -           (17,742)
   Dividend declared on Preferred Series B         (143,440)              -          (143,440)

   Other comprehensive income                                        27,293             27,293
   Net loss                                      (4,479,515)              -        (4,479,515)
                                                                             ------------------
   Comprehensive loss                                                              (4,452,222)
                                           ----------------------------------------------------

Balance at March 31, 1998                       (11,045,148)         78,675          9,459,312

   Common stock issued in business
     combination                                          -               -          1,724,000
   Common stock issued for cash, net of
     issuance costs of $152,688                           -               -          1,107,312
   Common stock issued to a director                      -               -             10,000
   Warrants exercised                                     -               -            150,000
   Options exercised                                      -               -            275,834
   Dividend declared on Preferred Series B         (143,440)              -          (143,440)

   Other comprehensive loss                                         (24,953)          (24,953)
   Net loss                                      (5,607,399)               -       (5,607,399)
                                                                              -----------------
   Comprehensive loss                                                              (5,632,352)
                                           ----------------------------------------------------

Balance at March 31, 1999                      $(16,795,987)        $53,722         $6,950,666
                                           ====================================================

                          Optical Security Group, Inc.
                      Consolidated Statement of Cash Flows


                                                                                          Year ended March 31
                                                                                       1999                  1998
                                                                                  ------------------------------------
Operating activities
Net loss                                                                            $(5,607,399)          $(4,479,515)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
   Provision for loss from discontinued operations                                    2,027,326             2,460,000
   Depreciation and amortization                                                      1,455,731               945,064
   Deferred tax benefit                                                                       -               (25,840)
   Non-cash compensation, common stock issued to a director                              10,000                     -
   Change in operating assets and liabilities:
     Accounts receivable                                                                941,108             1,952,812
     Inventory                                                                          486,899               (18,465)
     Prepaid expenses                                                                   104,242               (39,485)
     Accounts payable and accrued expenses                                             (855,450)             (326,964)
                                                                                  ------------------------------------
Net cash provided (used) in operating activities                                     (1,437,543)              467,607

Investing activities
Patent application costs                                                                (23,382)              (33,189)
Acquisition - OpSec Pasternak & Partner GmbH                                                  -                (3,321)
Acquisition - OpSec Advantage, Inc., net of cash acquired                            (2,498,580)                    -
Purchases of property and equipment                                                  (1,317,328)           (2,440,333)
Proceeds from the disposition of Dimensional Printing Industries, Inc.                  857,313                     -
Licensing agreements                                                                          -                (2,641)
Other deposits and intangible assets                                                      5,324                42,391
                                                                                  ------------------------------------
Net cash used in investing activities                                                (2,976,653)           (2,437,093)

Financing activities
Proceeds from issuance of common stock, net                                           1,533,146               287,689
Proceeds from issuance of convertible debentures                                      2,978,949                     -
Loan proceeds and capital leases                                                        731,555             1,695,845
Payments on notes and capital lease obligations                                        (113,330)           (1,077,155)
Cost of financing                                                                        (7,991)              (87,446)
Payments of preferred stock dividends                                                  (143,440)             (143,440)
                                                                                  ------------------------------------
Net cash provided by financing activities                                           $ 4,978,889           $   675,493


                         Optical Security Group, Inc.
                      Consolidated Statement of Cash Flows


                                                                   Year ended March 31
                                                                   1999             1998
                                                             ---------------------------------
Effect of exchange rate on cash flows                            $   (24,953)        $ 27,293
                                                             ---------------------------------
Net increase (decrease) in cash                                      539,740       (1,266,700)
Cash, beginning of year                                              797,388        2,064,088
                                                             ---------------------------------
Cash, end of year                                                $ 1,337,128         $797,388
                                                             =================================

Supplemental disclosure of cash flow activities:
Interest paid                                                     $  291,563         $ 37,072
Common stock issued to acquire OpSec Advantage, Inc.               1,724,000                -
Equipment acquired through capital lease transactions                169,295                -


                          Optical Security Group, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 1999



1. Summary of Significant Accounting Policies

Organization

Optical Security Group, Inc. (the "Company") is a technology company which, through its principal subsidiaries, Optical Security Industries, Inc. ("OpSec U.S."), Optical Security Industries International, Plc ("OpSec International"), OpSec Advantage, Inc. ("OpSec Advantage"), and Optical Security International GmbH & Co., KG ("OSI") provides products and solutions to businesses and governments for the problems of product tampering and counterfeiting, diversion of goods, and illegal document alteration and copying. The Company's principal markets are the United States and Western Europe. In addition, the Company, through Dimensional Printing Industries, Inc. ("DPI"), provided materials and products for use in other commercial applications ("lenticular products"). Refer to Note 3 for discussions regarding the Company's disposal of the lenticular products business.

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

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollar equivalents based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. Aggregate foreign exchange gains and losses arising from the translation of foreign currency denominated assets and liabilities are included in stockholders' equity as other comprehensive income, and realized gains and losses are reflected in the Consolidated Statements of Operations. The Company conducts business with various foreign entities. As such, the Company's future profitability could be affected by fluctuating exchange rates.

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



1. Summary of Significant Accounting Policies (Continued)

Accounts Receivable

The Company grants credit to customers in the ordinary course of business primarily in the United States and Western Europe. The Company periodically performs credit analyses and monitors customers' financial condition in order to reduce credit risk. With the exception of two unusual bad debt losses aggregating $613,685 in the lenticular business for fiscal year 1998, annual credit losses have been minimal and have consistently been within management's expectations. For the year ended March 31, 1998, the Company had one customer, the licensees (as a group) of the National Football League Properties, which represented approximately 25% of the Company's continuing revenue. Except as noted, the Company does not depend on any single customer, or group of customers, for a significant part of its revenue. For the year ended March 31, 1999, the licensees (as a group) of the National Football League Properties, and American Express Co., represented approximately 17.7% and 6.2%, respectively, of the Company's continuing revenue.

Fair Value of Financial Instruments

All of the Company's financial instruments, including cash, accounts receivable, accounts payable and long-term debt have fair values which approximate their recorded values as the financial instruments are either short term in nature or carry interest rates which approximate market rates.

Property and Equipment

Property and equipment, which are stated at cost, are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation, which includes amortization of assets acquired through capital leases, is computed using the straight-line method. The ranges of estimated useful lives are as follows:

                                                             Years
                                                       ------------------

      Buildings                                               39
      Leasehold improvements                                 2-12
      Computer equipment                                       5
      Other equipment and furniture                           5-7
      Production equipment                                   5-10
      Vehicles                                                 4

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



1. Summary of Significant Accounting Policies (Continued)

Property and equipment at March 31 consist of:


                                                     1999              1998
                                                 ------------------------------

    Land                                            $315,026          $304,066
    Buildings                                      1,342,677         1,342,677
    Leasehold improvements                           159,202           124,535
    Computer equipment                               376,632           292,653
    Other equipment and furniture                    160,580            57,616
    Production equipment                           1,793,377           622,543
    Vehicles                                          19,347            46,040
                                                 ------------------------------
                                                   4,166,841         2,790,130
    Less accumulated depreciation                   (759,869)         (397,454)
                                                 ------------------------------
                                                   3,406,972        $2,392,676
                                                 ==============================

Goodwill and License Agreements

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at March 31, 1999 is associated with the acquisition of OpSec Advantage in fiscal 1999 and the acquisition of ELEF, Plc during fiscal 1995.

Other intangible assets consist primarily of license agreements that provide the Company with royalties from the use and sale of holographic and diffraction patterns by various licensees, and a license that allows the Company exclusive rights to employ, in its products, technology developed by others.

All goodwill associated with the lenticular business was reclassified as discontinued operations at March 31, 1998, before being written off in fiscal 1999 (See Footnote 3).

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

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out
(FIFO) method. Inventory on hand consisted principally of raw materials, including polyester films and foils used in holographic label production. A portion of the inventory consisted of work-in-process and finished goods.

Patents and Patent Applications

The Company capitalizes legal costs and other fees directly incurred in pursuing patent applications. When such application results in an issued patent, the related costs are amortized over the remaining legal life of the patent, using the straight-line method. On a periodic basis, the Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application, or that an issued patent no longer has economic value, the unamortized balance in patent costs relating to that patent is expensed. Amortization expense in fiscal 1998 includes the $68,080 write-off of patents that were considered to have no future benefit.

It is possible the above estimates of future economic life of the Company's patents, the amount of future revenues, or both, could be reduced significantly due to alternative technologies developed by the Company or similar entities.

New Accounting Pronouncements

Effective April 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The adoption of Statement No. 130 in fiscal year 1999 has no impact on the Company's Consolidated Statements of Operations. The Company has elected to disclose comprehensive income in the Consolidated Statements of Stockholders' Equity.

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



1. Summary of Significant Accounting Policies (Continued)

During 1997, the FASB issued Statement No. 131, "Disclosures about Segment Reporting of an Enterprise and Related Information", which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company conducts business in one operating segment and determined its operating segment based on the individual operations that the chief operating decision maker reviews for purposes of assessing performance and making operating decisions. These individual operations have been aggregated into one segment because the Company believes doing so helps users understand the Company's performance and assess its prospects. The combined operations have similar economic characteristics and each operation has similar products, services, customers and distribution methods. Accordingly, adoption of this Statement during fiscal 1999 did not have a significant impact on the Company's financial reporting related to segments.


Loss Per Share of Common Stock

In 1997, the FASB issued Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company has reported its income or loss per share for both continuing and discontinued operations, after preferred stock dividend requirements. Loss per share for the years ended March 31, 1999 and 1998, are based on weighted average shares of common stock outstanding of 5,948,720 and 5,056,039, respectively. Common equivalent shares from stock options and warrants have been included in the computation of income per share from continuing and discontinued operations for diluted earnings per share in accordance with SFAS 128. The convertible preferred stock has been excluded from the calculation as the effect, net of related dividend requirements would be antidilutive.

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



1. Summary of Significant Accounting Policies (Continued)

Research and Development

Research and development costs are expensed in the period incurred. During the year ended March 31, 1999, the Company incurred $102,185 in costs of which $31,300 was for continuing operations, and $70,885 was for discontinued operations. Research and development costs for the fiscal year ended March 31, 1998 were $330,150 of which $67,067 was for continuing operations and $263,083 for discontinued operations.

2. Business Combinations

Effective May 1, 1998, the Company, through its subsidiary, OpSec Advantage, purchased substantially all of the assets of Advantage Technology, Inc. ("ATI"), based in Lancaster Pennsylvania. The purchase price, including acquisition costs of approximately $100,000, was approximately $4.3 million, including an initial stock payment of 300,000 common shares of the Company valued at $1.7 million, a promissory note of $2.0 million and the assumption of $452,000 in debt obligations. The initial stock payment was subject to adjustment based upon the fair market value at March 31, 1999, which will result in the issuance of 64,897 additional shares effective June 15, 1999. The acquisition resulted in goodwill of $3.5 million. The Company used funds raised in a private placement to pay off the $2 million note and $452,000 in debt obligations assumed in the purchase. The purchase price is subject to certain adjustments based on achieving certain revenue and earning targets. ATI has as its principal technology, AdvantageTM, a patented and proprietary optically variable security coating that is applied to labels and over-laminates to protect documents and products against counterfeiting, alteration and/or tampering.

The following unaudited pro forma combined results of operations for the twelve months ended March 31, 1998 has been prepared assuming that the acquisition of ATI occurred at the beginning of the period. In preparing the pro forma data, adjustments have been made for: (i) the amortization of goodwill, and (ii) the interest expense related to debentures issued to complete the purchase. The pro forma results for the twelve-month period ended March 31, 1999 would

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



2. Business Combinations (continued)

not have been materially different than those shown in the accompanying Statement of Operations.

       Sales and royalty income                                 $14,453,974
       Income from continuing operations                          1,015,689
       Net loss                                                  (5,119,783)
       Net loss applicable to common stock                       (5,263,223)
       Earnings (loss) per share of common stock:
           Basic                                                     $(0.88)
           Diluted                                                   $(0.86)

On December 10, 1996, the Company acquired 100% of the stock of OpSec Pasternak & Partner, GmbH, a corporation based in Germany. The purchase price, net of acquisition costs, was approximately $5.0 million, including 466,668 common shares of the Company valued at $2.8 million, cash of $1.2 million, and a promissory note bearing interest at 6% for $1.0 million. The acquisition resulted in goodwill of $5.0 million, the balance of which was written off in fiscal 1999 upon the disposition of DPI (the lenticular products business). OpSec Pasternak had previously operated as an independent broker selling the Company's dimensional printed products in Europe.

During fiscal 1997, the Company formed DPI to manufacture dimensional printed products. DPI was formed in September 1996, with the Company owning a 51% interest. The Company purchased the other 49% minority interest in two transactions during the fiscal year for a total cost of $650,668, including all related acquisition costs, which have been recorded as goodwill. Substantially all of the assets of DPI were sold on March 31, 1999.

3.  Discontinued Operations

In March 1998, the Company announced that it was discontinuing the lenticular business of DPI, as it was not central to its core competency or strategy of dominating the security authentication and anti-counterfeiting business. Discontinuance of the lenticular business involved terminating the production of lenticular products in Europe and consolidating lenticular production in Denver, and was expected to improve efficiency and cost-effectiveness of the Company's buying, manufacturing, and marketing. It also reduced the number of employees required in operations. Until the disposition occurred on March 31, 1999, the Company continued to operate the lenticular business. The purchasing group included the Company's CEO among its investors.

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



3.  Discontinued Operations (continued)

Consideration included cash of $857,313, a 5-year royalty agreement calling for minimum annual payment of $250,000, and a contingent interest of 19% of the net consideration received if the lenticular business is resold within 7 years. The Company retained ownership over certain assets, primarily the residual assets and liabilities of the German and UK offices, which were not included in the sale, and certain other receivables the Company intends to collect. Remaining liabilities include those payables not assumed by the purchaser, as well as reserves established for potential obligations and estimated closure costs for the German office. The royalty interest and the contingent interest have been excluded from the gross proceeds on the sale in accounting for the loss on disposal of this business segment due to the uncertainty regarding future collectibility of such amounts. The Company intends to recognize future amounts related to these contingent sales proceeds in the period that cash collections become assured.

At March 31, 1998, the Company estimated a loss on disposal and an operating loss reserve as shown below. Both reserves were fully absorbed into the loss reported in fiscal 1999 for discontinued operations.


    Estimated loss on sale and related costs                         $1,560,000
    Operating losses from April 1, 1998 to anticipated disposal
        date                                                            900,000
                                                                   -------------
                                                                     $2,460,000
                                                                   =============


Sales of the lenticular business were $3,659,875 and $7,129,686 in the years ended March 31, 1999 and 1998, respectively. The operating loss during fiscal 1999 to the actual disposal date and the loss on sale exceeded the amounts estimated at March 31, 1998 by $1,648,146 and $4,487,326, respectively.

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



3.  Discontinued Operations (continued)

Assets and liabilities for the lenticular business have been segregated from those of the continuing operation. The summarized presentation in the balance sheet is more fully explained below:

                                                     Year ended March 31
                                                    1999             1998
                                              ---------------------------------

Net current assets (liabilities):
   Accounts receivable, net                          $164,745       $1,009,851
   Inventory                                                -          738,470
   Other current assets                                 4,994           66,899
   Accounts payable                                  (310,053)        (947,790)
   Accrued liabilities                               (701,049)        (219,745)
                                              ---------------------------------
Net current assets (liabilities)                    $(841,363)        $647,685
                                              =================================

Net long-term assets:
   Property and equipment, net                       $109,318         $581,095
   Goodwill and other intangible assets                     -        5,268,686
   Less estimated loss on sale                              -       (1,560,000)
                                              ---------------------------------
Net long-term assets                                 $109,318       $4,289,781
                                              =================================


4. Long-term Debt

Total debt at year-end was as follows:
                                                     Year ended March 31
                                                    1999             1998
                                              ---------------------------------

Revolving credit facility                            $831,000         $550,000
Economic Development Revenue Bonds                  1,090,737        1,083,926
Capital expenditure facility                          280,250                -
Debentures                                          3,270,000                -
                                              ---------------------------------
                                                    5,471,987        1,633,926
Less current maturities                               972,344          632,344
                                              ---------------------------------
Long-term obligations                              $4,499,643       $1,001,582
                                              =================================

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



4. Long-term Debt (continued)

The Company entered into a $2.0 million revolving credit facility secured by all the assets of the Company with Mercantile-Safe Deposit and Trust Company on April 30, 1997. The credit facility was modified on December 18, 1998, at which time a $500,000 capital expenditure facility was approved. All borrowings under the original facility are repayable upon demand. Advances on the line are based on percentage of eligible domestic accounts receivable. The facilities bear interest at 1% over prime (8.75% at March 31, 1999). Advances on the capital expenditure line, $280,250 at March 31, 1999, are amortized over 5 years. The credit facility provides that the Company must meet certain financial covenants. During 1999 the Company was out of compliance with several of the covenants. As of March 31, 1999, a waiver of the violations was obtained from the lender and the agreement was amended to ease the restrictions under such covenants.

On April 30, 1997, the Company purchased a manufacturing and office facility in Baltimore County, Maryland. The property, consisting of an existing building with approximately 14,500 square feet on a nine acre site, and a newly constructed 10,000 square foot addition completed on November 30, 1997, were financed through the issuance of Economic Development Revenue Bonds. The bond issue amounting to $1,235,000 was finalized on July 10, 1997 with Mercantile-Safe Deposit and Trust Company acting as bondholder and trustee. The term of the bond issue is for 15 years. Principal in the amount of $6,862 is paid monthly plus interest at the current rate of 7.14%. The rate is subject to adjustment to 84% of the prime rate periodically announced by Mercantile-Safe Deposit and Trust Company.

In May, 1998, the Company sold $4,030,000 of securities in a private placement. Of that amount, $2,770,000 was from the sale of 8% Senior Subordinated Convertible Debentures, (the 'Debentures') and $1,260,000 was from the sale of 210,000 shares of common stock before costs of $443,739. Warrants to purchase 24,000 shares at an exercise price of $6.00 per share were issued to purchasers of common shares and a warrant for 60,982 shares at an exercise price of $7.20 were issued to the underwriter. In December 1998, an additional $500,000 in Debentures were sold in a similar transaction, with a warrant for 10,000 shares at an exercise price of $6.00 issued to the debenture holder. A Registration Statement covering 1,445,733 shares of common stock associated with the Company's Debentures, Warrants, and certain common stock issued in private placements was filed with the Securities and Exchange Commission effective December 21, 1998.

The initial Debentures are convertible into common stock at $6.50 per share. The December 1998 Debenture is convertible into common stock at $6.00 per share. The Company may redeem

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



4. Long-term Debt (continued)

the Debentures in whole or part commencing September 1, 1999 at 109% of face value, with the premium declining 1.8% per year until July 1, 2004, at which time redemptions may be made at face value. If not converted earlier, the Debentures mature May 31, 2005.

Principal maturities of long-term debt each of the next five fiscal years and thereafter are:

            2000                                         $972,344
            2001                                          141,344
            2002                                          141,344
            2003                                          141,344
            2004 and thereafter                         4,075,611
                                                     -------------
            Total principal maturities                 $5,471,987
                                                     =============


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

During fiscal 1996, the Company issued 6,693 shares of Preferred Series B Stock, including 4,293 issued for cash at $1,000 per share, and 2,400 shares issued in exchange and full cancellation for the previously outstanding Preferred Series A shares. In conjunction with the issuance of the Preferred Series B, the Company granted a warrant to purchase 85,860 shares of the Company's common stock at an exercise price of $7.13 per share. Subsequent to year end March 31, 1996, the Company completed its Preferred Series B stock offering, issuing 775 shares at $1,000 per share, resulting in total proceeds of $4,491,036, net of issuance costs.

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



5. Stockholders' Equity (continued)

The Series B shareholders have voting rights equal to the number of common shares that would be held if converted. The Series B shares are convertible into shares of the Company's common stock at a conversion price of $6.00 per common share. Each Series B share can be converted into 166.67 common shares. The Series B shares are entitled to receive an 8% per annum cumulative dividend payable out of legally available funds. At the option of the Company, upon 30 days prior written notice, the Series B shares are redeemable, in whole or in part, from time to time, commencing on or after March 30, 1998 at the redemption price set forth in the following table. The shares are redeemable if the common stock trades at 150% of the conversion price for at least 30 consecutive trading days. As of March 31, 1999 no shares have yet been redeemed, nor are any currently redeemable.

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

The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On March 31, 1999, the cumulative unpaid dividend on the Series B Shares of $35,860 was declared and subsequently paid in April 1999.

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

$240,000 for the fourth and fifth year, and bonuses in such amount as the board of directors may determine. As additional compensation, the chief executive officer was entitled to grants of stock options during the term of the contract in an amount sufficient to maintain a 20% beneficial ownership of the common stock, his beneficial ownership of the common stock as of December 31, 1995 ("Base Ownership"). If the Company is sold or merged into another company prior to March 31, 2003, the chief executive officer is entitled to a stock bonus of 250,000 shares of common stock. If the Company terminates the chief executive officer's employment prior to the expiration of the contract, he is entitled to a buyout at 150% of the value of the contract at the time of termination. Effective May 14, 1999, this anti-dilution clause was deleted from the contract in exchange for increasing the number of shares issuable under the stock bonus from 250,000 to 500,000 shares of common stock.

Below is a summary of common stock issuable by the Company at March 31, 1999 for issuance upon the conversion of preferred stock and the exercise of the various options and warrants:

    Series B preferred stock                                 298,883
    Debentures                                               509,486
    Stock option plans                                     2,125,412
    Stock Bonus Plan                                          60,000
    Warrants                                               1,152,457
                                                     ----------------
                                                           4,146,238
                                                     ================


6. Stock Option Plans and Stock Warrants

The Company has an Incentive Stock Option Plan ("ISOP") under which 2,000,000 shares of common stock are reserved for issuance. Under the ISOP plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSOP") under which 2,000,000 shares of common stock are reserved for issuance at March 31, 1999. All ISOP and NSOP options granted in fiscal 1999 and 1998 were granted at an exercise price equal to or greater than fair market value at the date of grant. The Company has maintained since 1993 a Stock Bonus Plan, under which 60,000 shares of common stock are reserved for issuance to enhance the Company's ability to attract, retain and reward directors, officers, employees and consultants to the Company. To date, no awards of shares have been made.

A Registration Statement covering the underlying common stock associated with the Company's ISOP, NSOP and Stock Bonus Plans was filed with the Securities and Exchange Commission effective July 23, 1998.

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



6. Stock Option Plans and Stock Warrants (continued)

The following is a summary of stock options granted, exercised and outstanding for the years ended March 31, 1999 and 1998:


                                                                                             Weighted
                                        Number of Shares                                      Average
                                    -------------------------    Other                       Exercise     Expiration
                                       ISOP         NSOP        Options    Exercise Price      Price         Date
                                    ------------------------------------------------------------------------------------
Outstanding March 31, 1997            1,235,200    1,132,879       63,335    $.20-$7.63        $4.46
Options exercised                       164,666       46,667       41,167    $.20-$5.75        $1.11
Options canceled                        234,001            -        8,834    $.20-$6.00        $5.71
Options granted                         227,500       50,000            -   $6.00-$6.625       $6.16     06/02-01/03
                                    ------------------------------------------------------------------------------------
Outstanding, March 31, 1998           1,064,033    1,136,212       13,334    $.25-$7.63        $4.92
Options exercised                       100,000      203,334            -    $.25-$1.10        $0.91
Options canceled                          1,833            -            -       $5.75          $5.75
Options granted                          90,000      127,000            -       $6.00          $6.00     06/03-03/04
                                    ------------------------------------------------------------------------------------
Outstanding, March 31, 1999           1,052,200    1,059,878       13,334    $2.85-$7.63       $5.58
                                    ====================================================================================


The following is a summary of warrants granted, exercised and outstanding for the fiscal years ended March 31, 1995 through 1999:


                                                                                 Warrants
                                                            -----------------------------------------------------
                                                                                  Exercise         Expiration
                                                            Number of Shares        Price             Date
                                                            -----------------------------------------------------
    Outstanding, March 31, 1994                                          -
    Issued for June 1994 financing                                 355,000             $5.00            06/01
    Issued in ELEF, Plc acquisition                                 12,346             $4.05            05/04
    Issued in ELEF, Plc acquisition                                 57,655             $5.00            05/04
    Issued in The Diffraction Company acquisition                  100,000             $4.05            10/01
    Exercised                                                       12,346             $4.05
                                                            --------------------------------------------------
    Outstanding, March 31, 1995                                    512,655
    Issued in conjunction with the Series B financing               85,860             $7.13            01/03
                                                            --------------------------------------------------
    Outstanding, March 31, 1996                                    598,515
    Issued in conjunction with the Series B financing               15,500             $7.13            01/03
    Issued upon conversion of Series B shares                      472,917             $6.00            03/02
                                                            --------------------------------------------------
    Outstanding, March 31, 1997                                  1,086,932
    Exercised                                                        4,167             $6.00
                                                            --------------------------------------------------
    Outstanding, March 31, 1998                                  1,082,765
    Issued in conjunction with private placement                    94,692     $6.00 - $7.20    06/08 - 12/08
    Exercised                                                       25,000             $6.00
                                                            --------------------------------------------------
    Outstanding, March 31, 1999                                  1,152,457
                                                            ===============


                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



7. Stock Based Compensation

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

Pro forma information regarding net income and earnings per share is required by Statement No. 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: risk-free interest rates of 5.52% to 6.49%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .436 and .431 for 1999 and 1998 respectively; and a weighted-average life of the option of 2.3 years.

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

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



7. Stock Based Compensation (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement 123 in the year of adoption are not likely to be representative of the effects on pro forma net income for future years. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                       Year ended March 31
                                                       1999           1998
                                                 -------------------------------

Pro forma net loss                                 $(6,212,589)    $(5,405,285)
Pro forma net loss applicable to common stock       (6,356,029)     (5,548,725)
Pro forma loss per share:
     Basic                                              $(1.07)         $(1.10)
     Diluted                                             (1.04)          (0.95)

Exercise prices for options outstanding as of March 31, 1999 ranged from $2.85 to $7.63. The weighted-average remaining contractual life of those options is
2.3 years. At March 31, 1999, there were 515,534 options outstanding, exercisable at a range of $2.85 to $4.45 per share, 503,500 options exercisable between $5.00 to $5.75 per share and 1,106,378 options exercisable between $6.00 to $7.63 per share.

8. Leases and Commitments

The Company has leased several vehicles and computer equipment under long-term leases classified as capital leases. The Company has the option to purchase the equipment for a nominal cost at the termination of the lease. The assets classified as capital leases are depreciated over their estimated useful lives.

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



8. Leases and Commitments (continued)

Property and equipment include the following amounts for existing leases that have been capitalized:

                                                     Year ended March 31
                                                  1999                 1998
                                               -------------------------------

         Computer/production equipment           $181,563             $12,268
         Less accumulated depreciation             25,538               1,738
                                               -------------------------------
                                                 $156,025             $10,530
                                               ===============================


Future minimum payments for capitalized leases were as follows at March 31, 1999:

             2000                                                 $45,958
             2001                                                  14,317
                                                                ----------
             Total minimum lease payments                          60,275
             Less amounts representing interest                    11,255
                                                                ----------
             Present value of net minimum lease payments           49,020
             Less current maturities                               37,479
                                                                ----------
             Long-term obligation                                 $11,541
                                                                ==========

The Company leases various facilities, vehicles, and equipment under noncancelable operating lease arrangements. The major facilities leases are for terms of 1 to 10 years. Rent expense under all operating leases was $518,111 and $329,156 in 1999 and 1998, respectively.

Future minimum lease payments under these noncancelable operating leases as of March 31, 1999 are as follows:

             2000                                             $285,342
             2001                                              150,064
             2002                                               66,661
             2003                                               24,544
             2004                                               16,021
             Thereafter                                         46,551
                                                         --------------
             Total minimum lease payments                     $589,183
                                                         ==============

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



8. Leases and Commitments (continued)

The Company's corporate offices and DPI's operating office are located in an office building owned in part by an officer/director/shareholder. Total rents paid to the affiliate of the officer/director/shareholder during the years ended March 31, 1999 and 1998 were $96,377 and $88,142, respectively.

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

The provision (benefit) for income taxes is comprised of the following:

                                                      1999              1998
                                                  -----------------------------

    Current:
        Federal and state                           $      -           $7,323
        Foreign                                      (10,310)         (12,332)
                                                  -----------------------------
                                                     (10,310)          (5,009)
    Deferred:
        Federal and state                                   -                -
        Foreign                                             -         (25,840)
                                                  -----------------------------
                                                            -         (25,840)
                                                  -----------------------------
    Total provision (benefit)                        (10,310)         (30,849)

    Less the net tax expense
         (benefit) applicable to discontinued
         operations                                         -         (12,332)
                                                  -----------------------------

    Income tax benefit                              $(10,310)        $(18,517)
                                                  =============================

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



9. Income Taxes (continued)

A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory tax rates for the years ended March 31 is as follows:


                                                       Year ended March 31
                                                       1999           1998
                                               --------------------------------

  Computed expected tax expense (benefit)         $(1,797,000)    $(1,522,000)
  State income tax expense (benefit)                  (50,000)        (10,000)

  Non-deductible foreign losses                     1,220,000        1,507,000
  Valuation allowance                                 554,000                 -
  Other                                                62,690           (5,849)
                                               --------------------------------
                                                     $(10,310)       $(30,849)
                                               =================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                         Year ended March 31
                                                          1999         1998
                                                    ---------------------------

  Deferred tax liabilities:
      Amortization                                      $ 91,958      $113,183
      Depreciation                                         1,603       (1,106)
                                                    ---------------------------
  Total deferred tax liabilities                          93,561       112,077

  Deferred tax assets:
      Tax net operating loss carryforwards             2,280,448     1,934,632
      Deferred wages/option grants                        89,910        89,911
                                                    ---------------------------
  Total deferred tax assets                            2,370,358     2,024,543
       Valuation allowance for deferred tax assets     (2,276,797)   (1,912,466)
                                                    ---------------------------
  Net deferred tax assets                                 93,561       112,077
                                                    ===========================
                                                      $        -    $        -
                                                    ===========================

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



9. Income Taxes (continued)

At March 31, 1999, the Company has aggregate net operating loss carryforwards of approximately $6,163,000 for federal tax reporting purposes, which expire beginning 2004 through 2019, if not utilized. Annual utilization of the net operating loss carryforward could be limited by certain prior, as well as subsequent sales of securities by the Company or its stockholders.

The Company does not provide for income taxes on the unremitted earnings of foreign subsidiaries as the Company intends to reinvest these undistributed earnings. There were no undistributed earnings of foreign subsidiaries at March 31, 1999.

10. Segments of Business

The following table sets forth-financial information for the Company's foreign and domestic operations for the year ended March 31, 1999. The revenues are to external customers and are reported by geographic destination.


                                                  North                                    All
                                                 America           Western Europe         Other             Total
                                          ----------------------------------------------------------------------------
Revenues:
   Continuing operations                       $ 10,221,194          $ 1,843,029       $ 2,107,910       $ 14,172,133
   Discontinued operations                        2,217,121            1,442,754              -             3,659,875
                                          ----------------------------------------------------------------------------
                                               $ 12,438,315          $ 3,285,783       $ 2,107,910       $ 17,832,008
                                          ============================================================================
Long-lived assets:
   Continuing operations                        $ 7,143,658          $ 1,568,855          $   -           $ 8,712,513
   Discontinued operations                                -              109,318              -               109,318
                                          ----------------------------------------------------------------------------
                                                $ 7,143,658          $ 1,678,173          $   -           $ 8,821,831
                                          ============================================================================


11. Employee Savings Plan

Effective January 1, 1999, the Company established a defined contribution plan (the "401(k) Plan") which allows participants to contribute 1% to 15% of their salary, subject to eligibility requirements and annual limits. The Company will contribute $.50 for each dollar contributed by the employee, up to a maximum contribution of 2 1/2% of the employee's salary. Except for the 401(k) Plan, the Company does not have a defined benefit, pension plan, profit sharing or retirement plan.