Form 10QSB
period 1999-06-30
OPTICAL SECURITY GROUP INC
filed 1999-08-18
CIK 843961

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB
                                   CONFORMED
(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For Period Ended June 30, 1999

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

Yes   X   No

                     APPLICABLE ONLY TO CORPORATE ISSUES:

Class of Stock           No. of Shares Outstanding            Date
Common                           6,185,514                June 30, 1999

                         Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                    June 30             March 31
                                                                      1999                1999
                                                                 -----------------------------------
Assets
Current assets:
  Cash                                                             $   977,226         $ 1,337,128
  Accounts receivable, less allowance of $104,194 and
   $124,349 at the quarter ended June 30, 1999 and
   March 31, 1999, respectively                                      2,455,507           2,704,189
  Inventory                                                          1,369,561           1,443,912
  Prepaid expenses                                                     225,306             230,723
                                                                 -----------------------------------
Total current assets                                                 5,027,600           5,715,952

Property and equipment, net                                          3,518,383           3,406,972

Other assets:
  Patents and patent applications, net of accumulated
   amortization of $166,682 and $159,445 at the quarter
   ended June 30, 1999 and March 31, 1999, respectively                276,765             281,739
  Goodwill, net of accumulated amortization of $551,100
   and $490,457 at the quarter ended June 30, 1999 and
   March 31, 1999, respectively                                      4,316,026           4,376,668
  License and non-compete agreements, net of accumulated
   amortization of $340,779 and $321,067 at the quarter
   ended June 30, 1999 and March 31, 1999, respectively                399,296             675,410
  Deposits and other                                                   492,779             228,126
  Net long-term assets of discontinued operations                            -             109,318
                                                                 -----------------------------------
  Total assets                                                     $14,030,849         $14,794,185
                                                                 ===================================



See accompanying notes

                                    1 of 27

                         Optical Security Group, Inc.
                    Consolidated Balance Sheets (continued)
                                  (Unaudited)

                                                                     June 30             March 31
                                                                       1999                1999
                                                                 ------------------------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                $  1,004,367         $    970,140
  Accrued expenses                                                     610,846              511,009
  Current portion of capital lease obligations                          37,479               37,479
  Current portion of long-term obligations                             141,344              972,344
  Net current liabilities of discontinued operations                   396,800              841,363
                                                                 ------------------------------------
Total current liabilities                                            2,190,836            3,332,335

Capital lease obligations                                                9,828               11,541
Long-term obligations                                                1,194,307            1,229,643
Convertible debentures                                               3,270,000            3,270,000

Commitments

Stockholders' equity:
  Voting convertible preferred stock, $0.01 par value:
  2,500,000 shares authorized; 1,793 Preferred Series B
   shares issued and outstanding (preference in
   Liquidation $1,954,370)                                                  18                   18
  Common stock, $0.005 par value:
   15,000,000 shares authorized; 6,185,514 and 6,070,620
    shares issued and outstanding at June 30,
   1999 and March 31, 1999, respectively                                30,603               30,353
  Additional paid-in capital                                        23,859,374           23,662,560
  Other comprehensive income                                           174,354               53,722
  Accumulated deficit                                              (16,698,471)         (16,795,987)
                                                                 ------------------------------------
Total stockholders' equity                                           7,365,878            6,950,666
                                                                 ------------------------------------

Total liabilities and stockholders' equity                        $ 14,030,849         $ 14,794,185
                                                                 ====================================


See accompanying notes

                                    2 of 27

                         Optical Security Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                 June 30
                                                                 -------------------------------------
                                                                       1999                 1998
                                                                 -------------------------------------
Revenues                                                            $3,658,897           $3,083,590
Cost of goods sold                                                   2,058,670            1,754,464
                                                                 -------------------------------------
Gross margin                                                         1,600,227            1,329,126

Operating expenses:
  Salaries and related costs                                           867,892              595,105
  Depreciation                                                          70,994               42,152
  Amortization                                                         115,551               63,026
  Other operating expenses                                             456,970              346,755
                                                                 -------------------------------------
Total operating expenses                                             1,511,407            1,047,038
                                                                 -------------------------------------

Income from operations                                                  88,820              282,088

Other income (expense)
  Interest income                                                        6,350                7,022
  Interest expense                                                     (94,991)             (35,518)
  Other                                                                134,440               (1,254)
  Foreign currency transaction income                                   (1,243)                (868)
                                                                 -------------------------------------
Total other income (expense)                                            44,556              (30,618)
                                                                 -------------------------------------

Income before income taxes                                             133,376              251,470

Income tax expense                                                           -                    -
                                                                 -------------------------------------

Income from continuing operations                                      133,376              251,470

Discontinued operations:
  Loss from operations of discontinued segment                               -                    -
                                                                 -------------------------------------

Net income                                                             133,376              251,470
Dividends on preferred stock                                            35,860               35,860
                                                                 -------------------------------------
Net income applicable to common stock                               $   97,516           $  215,610
                                                                 =====================================

                                    3 of 27

                         Optical Security Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended
                                                                 June 30
                                                       ---------------------------
                                                           1999          1998
                                                       ---------------------------
Earnings per share:
   Basic:
     Continuing operations                              $     0.02    $     0.04
     Discontinued operations                            $        -    $        -
                                                       ---------------------------
     Net income applicable to common stock              $     0.02    $     0.04
                                                       ---------------------------
   Diluted:
     Continuing operations                              $     0.02    $     0.03
     Discontinued operations                            $        -    $        -
                                                       ---------------------------
     Net income applicable to common stock              $     0.02    $     0.03
                                                       ===========================

Weighted average number of shares outstanding:
   Basic:                                                6,185,514     5,968,953
                                                       ===========================
   Diluted:
     Weighted shares outstanding                         6,185,514     5,968,953
     Shares attributed to options and warrants             110,642       289,964
                                                       ---------------------------

                                                         6,296,156     6,258,917
                                                       ===========================



See accompanying notes

                                    4 of 27

                         Optical Security Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                     Three Months Ended
                                                                           June 30
                                                                 ----------------------------
                                                                     1999          1998
                                                                 ----------------------------
Operating activities
Net income                                                         $ 133,376    $   251,470
Adjustments to reconcile net income to net cash provided
 (used) in operating activities:
 Depreciation and amortization                                       212,004        239,794
 Change in operating assets and liabilities:
  Accounts and notes receivable                                      (42,706)       205,192
  Inventory                                                           68,147        (56,008)
  Prepaid expenses                                                     5,815        136,183
  Accounts payable and accrued expenses                              (13,307)      (759,904)
  Reserve for discontinued operations                                      -       (558,491)
                                                                 ----------------------------
Net cash provided (used) in operating activities                     363,329       (541,764)

Investing activities
Patent application costs                                              (2,263)           (66)
Acquisition - OpSec Advantage, Inc., net of cash acquired                  -     (2,488,227)
Purchases of property and equipment                                  (97,662)      (189,425)
Other deposits and intangible assets                                 (25,993)        67,790
                                                                 ----------------------------
Net cash used in investing activities                               (125,918)    (2,609,928)

                                    5 of 27

                         Optical Security Group, Inc.
               Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)

                                                             Three Months Ended
                                                                   June 30
                                                       ------------------------------
                                                            1999             1998
                                                       ------------------------------
Financing activities
Proceeds from issuance of common stock, net                       -       1,154,467
Proceeds from exercise of options                           197,064               -
Proceeds from issuance of convertible debentures                  -       2,770,000
Loan proceeds and capital leases                                  -          89,155
Payments on notes and capital lease obligations            (879,150)       (571,619)
Payments of preferred stock dividends                       (35,860)        (35,860)
                                                       ------------------------------
Net cash provided (used) by financing activities           (717,946)      3,406,143

Effect of exchange rate on cash flows                       120,633           8,095
                                                       ------------------------------
Net increase (decrease) in cash                            (359,902)        262,546
Cash, beginning of period                                 1,337,128         797,388
                                                       ------------------------------
Cash, end of period                                      $  977,226      $1,059,934
                                                       ==============================

Supplemental disclosure of cash flow activities:
Interest paid                                                94,991          35,518
Common stock issued to acquire OpSec Advantage, Inc.              -       1,724,000



See accompanying notes

                                    6 of 27

                         Optical Security Group, Inc.
                  Notes to Consolidated Financial Statements
                                 June 30, 1999


1.   Summary of Significant Accounting Policies

Organization

Optical Security Group, Inc. (the "Company") is a technology company which, through its principal subsidiaries, Optical Security Industries, Inc. ("OpSec U.S."), Optical Security Industries International, Plc ("OpSec International"), OpSec Advantage, Inc. ("OpSec Advantage"), and Optical Security International GmbH & Co., KG ("OSI") provides products and solutions to businesses and governments for the problems of product tampering and counterfeiting, diversion of goods, and illegal document alteration and copying. The Company's principal markets are the United States and Western Europe. Refer to Note 3 for discussions regarding the Company's disposal of the lenticular products business effective March 31, 1999.

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

                                    7 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


1.   Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company grants credit to customers in the ordinary course of business primarily in the United States and Western Europe. The Company periodically performs credit analyses and monitors customers' financial condition in order to reduce credit risk. Annual credit losses have been minimal and have consistently been within management's expectations. The Company does not depend on any single customer, or group of customers, for a significant part of its revenue. For the quarter ended June 30, 1999, the licensees (as a group) of the National Football League Properties ("NFLP") and 3M represented 20.1% and 12.5%, respectively, of the Company's revenues. For the year ended March 31, 1999, the NFLP, and American Express Co., represented approximately 17.7% and 6.2%, respectively, of the Company's continuing revenue.

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

                                    8 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


1.   Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

Property and equipment consist of:

                                                June 30         March 31
                                                  1999            1999
                                             ------------------------------
     Land                                    $   316,157      $   315,026
     Buildings                                 1,368,231        1,342,677
     Leasehold improvements                      133,729          159,202
     Computer equipment                          425,793          376,632
     Other equipment and furniture               710,473          160,580
     Production equipment                      1,447,632        1,793,377
     Vehicles                                     18,484           19,347
                                             ------------------------------
                                               4,420,499        4,166,841
     Less accumulated depreciation              (902,116)        (759,869)
                                             ------------------------------
                                             $ 3,518,383      $ 3,406,972
                                             ==============================

Goodwill and License Agreements

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at June 30, 1999 is associated with the acquisition of OpSec Advantage in fiscal 1999 and the acquisition of ELEF, Plc during fiscal 1995.

Other intangible assets consist primarily of license agreements that provide the Company with royalties from the use and sale of holographic and diffraction patterns by various licensees, and a license that allows the Company exclusive rights to employ, in its products, technology developed by others.

All goodwill associated with the lenticular business was written off in fiscal 1999 (See Footnote 3).

Goodwill is being amortized on a straight-line basis over lives of 15 to 20 years. License agreements are being amortized over lives of 8 to 10 years.

                                    9 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


1.   Summary of Significant Accounting Policies (continued)

Goodwill and License Agreements (continued)

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

Income Per Share of Common Stock

In 1997, the FASB issued Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company has reported its income or loss per share for both continuing and discontinued operations, after preferred stock dividend requirements. Income per share for the quarters ended June 30, 1999 and 1998, are based on weighted average shares of common stock outstanding of 6,185,514 and 5,968,953, respectively. Common equivalent shares from stock options and warrants have been included in the computation of income per share from continuing and discontinued operations for diluted earnings per share in accordance with SFAS 128. The convertible preferred stock and convertible debentures have been excluded from the calculation as the effect, net of related dividend and interest requirements would be antidilutive.

Research and Development

Research and development costs are expensed in the period incurred. During the quarter ended June 30, 1999, the Company incurred $5,058 in costs exclusive of compensation costs. Research and development costs for the quarter ended June 30, 1998 was $38,252, of which $9,330 was for continuing operations and $28,922 was for discontinued operations.

                                   11 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


1.   Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the June 30, 1998 financial statements were reclassified to conform with the June 30, 1999 presentation.

2.   Business Combinations

Effective May 1, 1998, the Company, through its subsidiary, OpSec Advantage, purchased substantially all of the assets of Advantage Technology, Inc. ("ATI"), based in Lancaster Pennsylvania. The purchase price, including acquisition costs of approximately $100,000, was approximately $4.3 million, including an initial stock payment of 300,000 common shares of the Company valued at $1.7 million, a promissory note of $2.0 million and the assumption of $452,000 in debt obligations. The initial stock payment was subject to adjustment based upon the fair market value at March 31, 1999, which resulted in the issuance of 64,897 additional shares effective June 15, 1999. The acquisition resulted in goodwill of $3.5 million. The Company used funds raised in a private placement to pay off the $2 million note and $452,000 in debt obligations assumed in the purchase. The purchase price is subject to certain adjustments based on achieving certain revenue and earning targets. ATI has as its principal technology, AdvantageTM, a patented and proprietary optically variable security coating that is applied to labels and over-laminates to protect documents and products against counterfeiting, alteration and/or tampering.

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

                                   12 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


3.   Discontinued Operations

In March 1998, the Company announced that it was discontinuing the lenticular business of DPI, as it was not central to its core competency or strategy of dominating the security authentication and anti-counterfeiting business. Discontinuance of the lenticular business involved terminating the production of lenticular products in Europe and consolidating lenticular production in Denver, and was expected to improve efficiency and cost-effectiveness of the Company's buying, manufacturing, and marketing. It also reduced the number of employees required in operations. Until the disposition occurred on March 31, 1999, the Company continued to operate the lenticular business. The purchasing group included the Company's CEO among its investors Consideration included cash of $857,313, a 5-year royalty agreement calling for minimum annual payment of $250,000, and a contingent interest of 19% of the net consideration received if the lenticular business is resold within 7 years. The Company retained ownership over certain assets, primarily the residual assets and liabilities of the German and UK offices, which were not included in the sale, and certain other receivables the Company intends to collect. Remaining liabilities include those payables not assumed by the purchaser, as well as reserves established for potential obligations and estimated closure costs for the German office. The royalty interest and the contingent interest have been excluded from the gross proceeds on the sale in accounting for the loss on disposal of this business segment due to the uncertainty regarding future collectibility of such amounts. The Company intends to recognize future amounts related to these contingent sales proceeds in the period that cash collections become assured.

Assets and liabilities for the lenticular business have been segregated from those of the continuing operation. The summarized presentation in the balance sheet is more fully explained below:

                                                    June 30         March 31
                                                      1999            1999
                                                ------------------------------
Net current assets (liabilities):
  Accounts receivable, net                        $  400,188     $  164,745
  Other current assets                                 4,596          4,994
  Accounts payable                                  (294,252)      (310,053)
  Accrued liabilities                               (507,332)      (701,049)
                                                ------------------------------
Net current assets (liabilities)                  $ (396,800)    $ (841,363)
                                                ==============================

Net long-term assets:
  Property and equipment, net                              -     $  109,318
                                                ------------------------------
Net long-term assets                              $        -     $  109,318
                                                ==============================

                                   13 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


4.   Long-term Debt

Total debt outstanding is as follows:

                                                    June 30         March 31
                                                     1999             1999
                                                ------------------------------
Revolving credit facility                         $         -    $   831,000
Economic Development Revenue Bonds                  1,070,151      1,090,737
Capital expenditure facility                          265,500        280,250
Debentures                                          3,270,000      3,270,000
                                                ------------------------------
                                                    4,605,651      5,471,987
Less current maturities                               141,344        972,344
                                                ------------------------------
Long-term obligations                             $ 4,464,307    $ 4,499,643
                                                ==============================

The Company entered into a $2.0 million revolving credit facility secured by all the assets of the Company with Mercantile-Safe Deposit and Trust Company on April 30, 1997. The credit facility was modified on December 18, 1998, at which time a $500,000 capital expenditure facility was approved. All borrowings under the original facility are repayable upon demand. Advances on the line are based on percentage of eligible domestic accounts receivable. The facilities bear interest at 1% over prime (8.75% at June 30, 1999).

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

Principal maturities of long-term debt each of the next five fiscal years and thereafter are:

          2000                                         $   106,008
          2001                                             141,344
          2002                                             141,344
          2003                                             141,344
          2004 and thereafter                            4,075,611
                                                     ---------------
          Total principal maturities                   $ 4,605,651
                                                     ===============

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

                                                                      Redemption
                       Date Redeemed                                     Price
     ---------------------------------------------------------------------------------
          On or after March 30, 1998, but prior to the third
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

                                   16 of 27

                          Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)



5.   Stockholders' Equity (continued)

The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On June 30, 1999, the cumulative unpaid dividend on the Series B Shares of $35,860 was declared and subsequently paid in July 1999.

On May 14, 1999, the Company's chief executive officer entered into an amendment to his employment contract with the Company. The chief executive officer is in the fourth year of his employment contract which expires March 31, 2001. The employment contract provides for a salary of $240,000 for the fourth and fifth year, and bonuses in such amount as the board of directors may determine. If the Company is sold or merged into another company prior to March 31, 2003, the chief executive officer is entitled to a stock bonus of 500,000 shares of common stock pursuant to an amendment, effective May 14,1999, to the employment agreement which eliminated an anti-dilution clause. If the Company terminates the chief executive officer's employment prior to the expiration of the contract, he is entitled to a buyout at 150% of the value of the contract at the time of termination.

Below is a summary of common stock issuable by the Company at June 30, 1999 for issuance upon the conversion of preferred stock and the exercise of the various options and warrants:

          Series B preferred stock                            298,883
          Debentures                                          509,486
          Stock option plans                                1,994,287
          Stock Bonus Plan                                     60,000
          Warrants                                          1,152,457
                                                         ------------
                                                            4,015,113
                                                         ============

6.   Stock Option Plans and Stock Warrants

The Company has an Incentive Stock Option Plan ("ISOP") under which 2,000,000 shares of common stock are reserved for issuance. Under the ISOP plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSOP") under which 2,000,000 shares of common stock are reserved for issuance at June 30, 1999. All ISOP and NSOP options granted in the quarter ended June 30, 1999 were granted at an exercise price equal to or greater than fair market value at the date of grant.

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

The following is a summary of stock options granted, exercised and outstanding for the quarter ended June 30, 1999 and fiscal year ended March 31, 1999:

                                                                                               Weighted
                                                                                                Average
                                         Number of Shares           Other        Exercise      Exercise    Expiration
                                   ----------------------------
                                       ISOP          NSOP          Options         Price         Price        Date
                                   --------------------------------------------------------------------------------------
Outstanding, March 31, 1998         1,064,033     1,136,212        13,334       $ .25-$7.63      $4.92
Options exercised                     100,000       203,334             -       $ .25-$1.10      $0.91
Options canceled                        1,833             -             -       $      5.75      $5.75
Options granted                        90,000       127,000             -       $      6.00      $6.00     06/03-03/04
                                   --------------------------------------------------------------------------------------
Outstanding, March 31, 1999         1,052,200     1,059,878        13,334       $2.85-$7.63      $5.58
                                   --------------------------------------------------------------------------------------
Options exercised                           -        50,000             -       $      3.95      $3.95
Options canceled                       81,125             -             -                 -          -
Options granted                             -             -             -                 -          -
                                   --------------------------------------------------------------------------------------
Outstanding, June 30, 1999            971,075     1,009,878        13,334       $2.85-$7.63      $5.85
                                   ======================================================================================

The following is a summary of warrants granted, exercised and outstanding and as of June 30, 1999:

                                                                                 Warrants
                                                            ----------------------------------------------------
                                                               Number of         Exercise         Expiration
                                                                Shares             Price              Date
   Outstanding, March 31, 1994                                         -
   Issued for June 1994 financing                                355,000              $5.00             06/01
   Issued in ELEF, Plc acquisition                                12,346              $4.05             05/04
   Issued in ELEF, Plc acquisition                                57,655              $5.00             05/04
   Issued in The Diffraction Company acquisition                 100,000              $4.05             10/01
   Exercised                                                      12,346              $4.05
                                                            ----------------------------------------------------
   Outstanding, March 31, 1995                                   512,655
   Issued in conjunction with the Series B financing              85,860              $7.13             01/03
                                                            ----------------------------------------------------
   Outstanding, March 31, 1996                                   598,515
   Issued in conjunction with the Series B financing              15,500              $7.13             01/03
   Issued upon conversion of Series B shares                     472,917              $6.00             03/02
                                                            ----------------------------------------------------
   Outstanding, March 31, 1997                                 1,086,932
   Exercised                                                       4,167              $6.00
                                                            ----------------------------------------------------
   Outstanding, March 31, 1998                                 1,082,765
   Issued in conjunction with private placement                   94,692      $6.00 - $7.20     06/08 - 12/08
   Exercised                                                      25,000              $6.00
                                                            ----------------------------------------------------
   Outstanding, March 31, 1999 and June 30, 1999               1,152,457
                                                            =============

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

                                   19 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)



7.   Stock-Based Compensation (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement No. 123 in the year of adoption are not likely to be representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                                       Three Months Ended
                                                             June 30
                                                  ----------------------------
                                                       1999           1998
                                                  ----------------------------
Pro forma net income                                $  40,376      $ 146,563
Pro forma net income applicable to
  common stock                                          4,516        110,703
Pro forma income per share:
  Basic                                             $    0.00      $    0.02
  Diluted                                           $    0.00      $    0.02

Exercise prices for options outstanding as of June 30, 1999 ranged from $2.85 to $7.63. The weighted-average remaining contractual life of those options is 2.3 years. At June 30, 1999, there were 465,534 options outstanding, exercisable at a range of $2.85 to $4.45 per share, 503,500 options exercisable between $5.00 to $5.75 per share and 1,025,253 options exercisable between $6.00 to $7.63 per share.

8.   Segments of Business

The following table sets forth financial information for the Company's foreign and domestic operations for the quarter ended June 30, 1999. The revenues are to external customers and are reported by geographic destination.

                                   North        Western        All
                                 America         Europe       Other        Total
                              ------------------------------------------------------
          Revenues              $2,438,908    $  853,030    $366,959    $3,658,897
                              ======================================================

          Long-lived assets     $7,330,958    $1,672,293    $      -    $9,003,251
                              ======================================================

                                   20 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended June 30, 1999
---------------------------

The Consolidated Statements of Operations of the Company for the quarters ended June 30, 1999 and 1998, reflect the revenues and expenses of its security business. The lenticular business is reported as discontinued operations, following the announcement in March 1998 of the Company's intent to sell, and its subsequent sale completed in March 1999.

Revenues increased 18.7% to $3,658,897, an increase of $575,307. OpSec Advantage, acquired May 1, 1998 accounted for $474,216 of the increased revenues for the current quarter. Sales with two major and continuing customers are continuing at a lower rate than in the first quarter of the prior fiscal year, but these lesser sales rates have been augmented by sales growth, primarily in the European market.

Gross margins improved slightly to 43.74% from 43.1%. Management has initiated some programs intended to maintain or improve margins. Business volume improvements will also favorably impact margins.

Operating expenses including depreciation and amortization increased $464,369 to $1,511,407. OpSec Advantage, reporting for a full three months, accounted for $140,364 of the increase, with the original core business growing $324,005 over the first quarter of the prior year. Compensation and related costs increased $272,787, or 58.7% of the total increase. Staffing increases, which occurred after the first quarter of the prior year included additions to the security sales and customer support teams, a new office in Germany, the mid-year addition of a senior vice president of manufacturing, and a manufacturing controller. Wages increases, board fees, and the addition of a 401(k) plan comprised the balance of the increase. In addition, certain employment costs shared with the now-disposed lenticular products division are being fully absorbed by the core business. A cost removal program, initiated during the quarter, will affect future periods.

Depreciation and amortization increased $81,367. Full quarter amortization of goodwill on the Advantage purchase added $15,834, amortization of financing costs increased $11,500, with the balance resulting from increases in capital expenditures for production equipment.

                                   21 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter Ended June 30, 1999 (continued)
---------------------------------------

Other operating expenses increased $110,215, including an increase in Advantage's operating expenses of $76,512. The new German office contributed $49,627 to the increase. The company also recognized a bad debt recovery in the amount of $18,486 during the quarter. Among categories of expenses, marketing increased the most at $61,000, followed by travel at $25,000 and professional fees at $21,000.

The Company had net interest expense of $88,641, an increase of $60,145. The Company issued 8% Senior Debentures starting in May, 1998, which contributed $47,000 to the increase. The capital expenditure line of credit added $7,600 over the prior year. The remaining interest was recognized on the revolving credit facility and capital leases. Dividends on Series B Shares amounted to $35,860, and remain unchanged from the first quarter of the prior year. No income tax liability is anticipated in either the Company's domestic or international operations for the near term due to the carry forward effect of recent net operating losses.

Other income includes the accrual of royalty income from the purchaser of the lenticular products division of $62,500 and partial recovery of $76,500 of trade receivables previously reserved in the lenticular products division.

Quarter Ended June 30, 1998
---------------------------

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

Liquidity and Capital Resources

Quarter Ended June 30, 1999
---------------------------

The Company's working capital position at June 30, 1999, was $2,836,764, and its current ratio was 2.295-to-1. Included in the working capital surplus was a cash position of $977,226.

The Company's long-term debt includes $1,070,151 in bond financing, $3,270,000 in 8% Senior Debentures, a revolving credit facility (no balance outstanding at quarter end), and a capital expenditure line of credit of $265,500. During the quarter, the Company reduced outstanding debt and capital leases by $879,150, including a reduction in the revolving credit facility of $831,000. The balance of the reduction resulted from normally scheduled principal payments.

                                   23 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Quarter Ended June 30, 1999 (continued)
---------------------------------------

The Company reported operating income of $88,820 and net income of $133,376. Excluding non-cash expenses of $186,545 and net interest expense of $88,641, earnings before interest, taxes, depreciation and amortization were $408,562.

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

The Company's working capital position at June 30, 1998, was $3,851,590, and its current ratio was 2.836-to-1. Included in the working capital surplus was a cash position of $1,059,934. Included in current liabilities was a reserve of $341,509 for anticipated losses in the current fiscal year in the lenticular business. The Company's long-term debt consisted of $1,059,934 in bond financing and $2,770,000 in the newly issued convertible debentures.

The Company reported operating income of $282,088 and net income of $251,470 from its security business. Excluding non-cash expenses of $105,178 and net interest expense of $28,496, earnings before interest, taxes, depreciation and amortization were $385,144.

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

Liquidity and Capital Resources (continued)

Quarter Ended June 30, 1999 (continued)
---------------------------------------

Computerized Operations and the Year 2000 (continued)

party IT systems for Y2K compliance. External and third party evaluations include requiring compliance certificates from vendors, suppliers and significant businesses related to the Company. The Company estimates it will complete external and third party evaluations by the second quarter of 1999. To date, all evaluations have uncovered minimum exposure to Y2K problems. The Company currently estimates the internal Y2K cost at approximately $60,000, which would include replacing hardware systems and upgrading software. Estimates of external or third party Y2K expenses available at this time are immaterial, however, the Company continues to review compliance. Management does not believe the Company will have to modify or replace any significant portions of its computer applications in order for the computer systems to function properly with respect to the dates in the year 2000 and thereafter. However, a "worst case" scenario may include the temporary interruption of research, development and business due to the necessity of upgrading or replacing systems which are not Y2K compliant. An interruption may lead to missed deadlines or delays in research, development and FDA filings. The Company's contingency plan includes the following:

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

                                   25 of 27

                                    PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits required by Item 601 of Regulation S-B:

     Exhibit        Exhibit                       Page
     Number         Name                          Reference
     ------------------------------------------------------
     27             Financial Data Schedule        -

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


                         OPTICAL SECURITY GROUP, INC.
                                 (Registrant)


Date: August 18, 1999                   By:    /s/ Richard H. Bard
                                          ----------------------------
                                          Richard H. Bard,
                                          Chief Executive Officer and
                                          Director


Date: August 18, 1999                   By:    /s/ Gerald A. Melfi
                                          ----------------------------
                                          Gerald A. Melfi, Principal
                                          Financial Officer

                                   27 of 27