Form 10QSB
period 1999-09-30
OPTICAL SECURITY GROUP INC
filed 1999-11-19
CIK 843961

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB
(Mark One)                         CONFORMED

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For Period Ended September 30, 1999

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

Yes  X    No    .

                     APPLICABLE ONLY TO CORPORATE ISSUES:

Class of Stock           No. of Shares Outstanding              Date
Common                           6,185,514               September 30, 1999

                         Optical Security Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                September 30,           March 31,
                                                                    1999                  1999
                                                               -----------------------------------
Assets

Current assets:
  Cash                                                           $   1,240,040       $   1,337,128
  Accounts receivable, less allowance of $121,276 and
   $124,349 at September 30, 1999 and March 31, 1999,
   respectively                                                      2,510,917           2,704,189
  Inventory                                                          1,290,407           1,443,912
  Prepaid expenses                                                     267,248             230,723
                                                               -----------------------------------
Total current assets                                                 5,308,612           5,715,952

Property and equipment, net                                          3,694,881           3,406,972

Other assets:
  Patents and patent applications, net of accumulated
   amortization of $173,920 and $159,445 at September 30,
   1999 and March 31, 1999, respectively                               271,961             281,739
  Goodwill, net of accumulated amortization of $611,743
   and $490,457 at September 30, 1999 and March 31, 1999,
   respectively                                                      4,256,383           4,376,668
  License and non-compete agreements, net of accumulated
   amortization of $360,491 and $321,067 at September 30,
   1999 and March 31, 1999, respectively                               379,958             675,410
  Deposits and other assets                                            705,253             228,126
  Net long-term assets of discontinued operations                            -             109,318
                                                               -----------------------------------

Total assets                                                     $  14,617,048       $  14,794,185
                                                               ===================================

See accompanying notes

                                    1 of 27

                         Optical Security Group, Inc.
                    Consolidated Balance Sheets (continued)
                                  (Unaudited)

                                                                  September 30,        March 31,
                                                                     1999                1999
                                                               ------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                               $   1,073,693        $     970,140
  Accrued expenses                                                     654,594              511,009
  Current portion of capital lease obligations                          38,557               37,479
  Current portion of long-term obligations                             256,344              972,344
  Net current liabilities of discontinued operations                   241,168              841,363
                                                               ------------------------------------
Total current liabilities                                            2,264,356            3,332,335

Capital lease obligations                                                    -               11,541
Long-term obligations                                                1,158,971            1,229,643
Convertible Debentures                                               3,270,000            3,270,000

Stockholders' equity:
  Voting convertible preferred stock, $0.01 par value:
  2,500,000 shares authorized; 1,793 Preferred Series
   B shares issued and outstanding (preference in
   liquidation $1,927,475)                                                  18                   18
  Common stock, $0.005 par value:
  15,000,000 shares authorized;  6,185,514 and 6,070,620
   shares issued and outstanding at September 30, 1999
   and March 31, 1999, respectively                                     30,928               30,353
  Additional paid-in capital                                        23,853,396           23,662,560
  Foreign currency translation adjustment                               54,402               53,722
  Accumulated deficit                                              (16,015,023)         (16,795,987)
                                                               ------------------------------------
Total stockholders' equity                                           7,923,721            6,950,666
                                                               ------------------------------------

Total liabilities and stockholders' equity                       $  14,617,048        $  14,794,185
                                                               ====================================

See accompanying notes

                                    2 of 27

                         Optical Security Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                       Three Months Ended                        Six Months Ended
                                          September 30,                            September 30,
                                     1999             1998                    1999              1998
                               -------------------------------           -------------------------------
Revenues                        $   4,706,283    $   3,978,560            $   8,365,180    $   7,062,150
Cost of goods sold                  2,391,434        2,288,450                4,450,104        4,042,914
                               -------------------------------           -------------------------------
Gross margin                        2,314,849        1,690,110                3,915,076        3,019,236

Operating expenses:
 Salaries and related costs           864,717          730,601                1,732,609        1,325,706
 Depreciation                          74,951           47,884                  145,945           90,036
 Amortization                         115,936           79,747                  231,487          142,773
 Other operating expenses             523,185          507,164                  980,155          853,919
                               -------------------------------           -------------------------------
Total operating expenses            1,578,789        1,365,396                3,090,196        2,412,434
                               -------------------------------           -------------------------------

Income from operations                736,060          324,714                  824,880          606,802

Other income (expense)
 Interest income                        5,713            9,561                   12,063           16,583
 Interest expense                     (95,816)         (81,915)                (190,807)        (117,433)
 Other income                          73,514           12,775                  207,954           11,521
 Foreign currency
  transaction gain (loss)                (163)            (295)                  (1,406)          (1,163)
                               -------------------------------           -------------------------------
Total other income (expense)          (16,752)         (59,874)                  27,804          (90,492)
                               -------------------------------           -------------------------------

Income before income taxes            719,308          264,840                  852,684          516,310

Income tax expense                          -                -                        -                -
                               -------------------------------           -------------------------------

Income from continuing
 operations                           719,308          264,840                  852,684          516,310
                               -------------------------------           -------------------------------


Discontinued operations:
 Loss from operations of
  discontinued segment                      -                -                        -                -
                               -------------------------------           -------------------------------

Net income                            719,308          264,840                  852,684          516,310
Dividends on preferred stock           35,860           35,860                   71,720           71,720
                               -------------------------------           -------------------------------
Net income applicable to
 common stock                   $     683,448    $     228,980            $     780,964    $     444,590
                               ===============================           ===============================

                                    3 of 27

                         Optical Security Group, Inc.
               Consolidated Statements of Operations (continued)
                                  (Unaudited)

                                    Three Months Ended                           Six Months Ended
                                        September 30,                              September 30,
                                    1999             1998                     1999             1998
                               -------------------------------           -------------------------------
Earnings per share:
 Basic:
  Continuing operations         $        0.11    $        0.04            $        0.13    $        0.07
  Discontinued operations                   -                -                        -                -
                               -------------------------------           -------------------------------
  Net income applicable to
   common stock                 $        0.11    $        0.04            $        0.13    $        0.07
                               ===============================           ===============================

 Diluted:
  Continuing operations         $        0.11    $        0.04            $        0.13    $        0.07
  Discontinued operations                   -                -                        -                -
                               -------------------------------           -------------------------------
  Net income applicable to
   common stock                 $        0.11    $        0.04            $        0.13    $        0.07
                               ===============================           ===============================

Weighted average number of
 shares outstanding:
 Basic:                             6,185,514        6,068,953                6,150,721        5,985,620
                               ===============================           ===============================
 Diluted:
  Weighted shares
   outstanding                      6,185,514        6,068,953                6,150,721        5,985,620
  Shares attributed to
   options and warrants                22,848          209,964                   27,171          209,964
                               -------------------------------           -------------------------------
                                    6,208,362        6,278,917                6,177,892        6,195,584
                               ===============================           ===============================

See accompanying notes

                                    4 of 27

                         Optical Security Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                           Six Months Ended
                                                                             September 30,
                                                                       1999                 1998
                                                                   ---------------------------------
Operating Activities
Net income                                                         $   852,684           $   516,310
Adjustments to reconcile net income to net cash provided
 (used) in operating activities:
 Depreciation and amortization                                         430,403               508,217
 Changes in operating assets and liabilities:
  Accounts receivable                                                 (329,149)             (608,441)
  Inventory                                                            144,386               133,393
  Prepaid expenses                                                     (34,735)               38,020
  Accounts payable and accrued expenses                                176,693              (438,994)
  Reserve for discontinued operations                                        -            (1,105,581)
                                                                   ---------------------------------
Net cash provided (used) in operating activities                     1,240,282              (957,076)

Investing activities
Patent application costs                                                (4,696)              (12,329)
Acquisition - OpSec Advantage, Inc., net of cash acquired                    -            (2,528,561)
Purchase of property and equipment                                    (403,877)             (828,068)
Licensing agreements                                                      (374)                    -
Other deposits and intangible assets                                  (241,554)               47,784
                                                                   ---------------------------------
Net cash used in investing activities                                 (650,501)           (3,321,174)

Financing activities
Proceeds from issuance of common stock, net                                  -             1,263,119
Proceeds from the exercise of options                                  192,408
Proceeds from issuance of convertible debentures, net                        -             2,770,000
Change in line of credit facility                                     (716,000)              120,155
Payments on notes and capital lease obligations                        (92,237)              (42,205)
Payments of preferred stock dividends                                  (71,720)              (71,720)
                                                                   ---------------------------------
Net cash provided (used) by financing activities                      (687,549)            4,039,349

Effect of exchange rate on cash flows                                      680                20,912
                                                                   ---------------------------------
Net increase (decrease) in cash                                        (97,088)             (217,989)
Cash, beginning of period                                            1,337,128               797,388
                                                                   ---------------------------------
Cash, end of period                                                $ 1,240,040           $   579,399
                                                                   =================================

Supplemental disclosure of cash flow activities
Interest paid                                                      $   190,807           $   117,433
Common stock issued to acquire OpSec Advantage, Inc.                         -             1,724,000

See accompanying notes

                                    5 of 27

                         Optical Security Group, Inc.
                  Notes to Consolidated Financial Statements
                              September 30, 1999


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

                                    6 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


1.   Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company grants credit to customers in the ordinary course of business primarily in the United States and Western Europe. The Company periodically performs credit analyses and monitors customers' financial condition in order to reduce credit risk. Annual credit losses have been minimal and have consistently been within management's expectations. The Company does not depend on any single customer, or group of customers, for a significant part of its revenue. For the quarter ended September 30, 1999, the licensees (as a group) of the National Football League Properties ("NFLP") and 3M represented 15.5% and 6.7%, respectively, of the Company's revenue. For the year ended March 31, 1999, the NFLP, and American Express Co., represented approximately 17.7% and 6.2%, respectively, of the Company's continuing revenue.

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

Property and Equipment

Property and equipment, which are stated at cost, are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation, which includes amortization of assets acquired through capital leases, is computed using the straight-line method. The ranges of estimated useful lives are as follows:

                                                                   Years
                                                                 ---------
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

                                    7 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


1.   Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

Property and equipment consist of:

                                                  September          March 31
                                                     1999              1999
                                                -------------------------------

          Land                                   $   317,182        $   315,026
          Buildings                                1,376,448          1,342,677
          Leasehold improvements                     135,538            159,202
          Computer equipment                         426,684            376,632
          Other equipment and furniture              342,922            160,580
          Production equipment                     2,056,530          1,793,377
          Vehicles                                    19,299             19,347
                                                -------------------------------
                                                   4,674,603          4,166,841
          Less accumulated depreciation             (979,722)          (759,869)
                                                -------------------------------
                                                 $ 3,694,881        $ 3,406,972
                                                ===============================

Goodwill and License Agreements

Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired, less liabilities assumed arising from business combinations. Goodwill at September 30, 1999 is associated with the acquisition of OpSec Advantage in fiscal 1999 and the acquisition of ELEF, Plc during fiscal 1995.

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

Income Per Share of Common Stock

In 1997, the FASB issued Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. The Company has reported its income or loss per share for both continuing and discontinued operations, after preferred stock dividend requirements. Income per share for the quarters ended September 30, 1999 and 1998, are based on weighted average shares of common stock outstanding of 6,185,514 and 6,068,953, respectively. Common equivalent shares from stock options and warrants have been included in the computation of income per share from continuing and discontinued operations for diluted earnings per share in accordance with SFAS 128. The convertible preferred stock and convertible debentures have been excluded from the calculation as the effect, net of related dividend and interest requirements would be antidilutive.

Research and Development

Research and development costs are expensed in the period incurred. During the quarter ended September 30, 1999, the Company incurred $8,360 in costs exclusive of compensation costs. Research and development costs for the quarter ended September 1998 were $14,818, of which $7,608 was for continuing operations and $7,210 was for discontinued operations.

                                   10 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


1.   Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the September 30, 1998 financial statements were reclassified to conform with the September 30, 1999 presentation.

2.   Business Combinations

Effective May 1, 1998, the Company, through its subsidiary, OpSec Advantage, purchased substantially all of the assets of Advantage Technology, Inc. ("ATI"), based in Lancaster Pennsylvania. The purchase price, including acquisition costs of approximately $100,000, was approximately $4.3 million, including an initial stock payment of 300,000 common shares of the Company valued at $1.7 million, a promissory note of $2.0 million and the assumption of $452,000 in debt obligations. The initial stock payment was subject to adjustment based upon its fair market value at March 31, 1999, which resulted in the issuance of 64,897 additional shares effective June 15, 1999. The acquisition resulted in goodwill of $3.5 million. The Company used funds raised in a private placement to pay off the $2 million note and $452,000 in debt obligations assumed in the purchase. The purchase price is subject to certain adjustments based on achieving certain revenue and earning targets. ATI has as its principal technology, Advantage(TM), a patented and proprietary optically variable security coating that is applied to labels and over-laminates to protect documents and products against counterfeiting, alteration and/or tampering.

On December 10, 1996, the Company acquired 100% of the stock of OpSec Pasternak & Partner, GmbH, a corporation based in Germany. The purchase price, net of acquisition costs, was approximately $5.0 million, including 466,668 common shares of the Company valued at $2.8 million, cash of $1.2 million, and a promissory note bearing interest at 6% for $1.0 million. The acquisition resulted in goodwill of $5.0 million, the balance of which was written off in fiscal 1999 upon the disposition of substantially all the assets of Dimensional Printing Industries, Inc. ("DPI") (the lenticular products business). OpSec Pasternak had previously operated as an independent broker selling the Company's dimensional printed products in Europe.

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

                                   11 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


3.   Discontinued Operations

In March 1998, the Company announced that it was discontinuing the lenticular business of DPI, as it was not central to its core competency or strategy to focus on the security authentication and anti-counterfeiting business. Discontinuance of the lenticular business involved terminating the production of lenticular products in Europe and consolidating lenticular production in Denver, and was expected to improve efficiency and cost-effectiveness of the Company's buying, manufacturing, and marketing. It also reduced the number of employees required in operations. Until the disposition occurred on March 31, 1999, the Company continued to operate the lenticular business. The purchasing group included the Company's CEO among its investors. Consideration included cash of $857,313, a 5-year royalty agreement calling for minimum annual payment of $250,000, and a contingent interest of 19% of the net consideration received if the lenticular business is resold within 7 years. The Company retained ownership over certain assets, primarily the residual assets and liabilities of the German and UK offices, which were not included in the sale, and certain other receivables the Company intends to collect. Remaining liabilities include those payables not assumed by the purchaser, as well as reserves established for potential obligations and estimated closure costs for the German office. The royalty interest and the contingent interest have been excluded from the gross proceeds on the sale in accounting for the loss on disposal of this business segment due to the uncertainty regarding future collectibility of such amounts. The Company intends to recognize future amounts related to these contingent sales proceeds in the period that cash collections become assured.

Assets and liabilities for the lenticular business have been segregated from those of the continuing operation. The summarized presentation in the balance sheet is more fully explained below:

                                                September            March 31
                                                  1999                 1999
                                              --------------------------------
Net current assets (liabilities):
 Accounts receivable, net                     $   452,487          $   164,745
 Other current assets                              12,323                4,994
 Accounts payable                                (265,856)            (310,053)
 Accrued liabilities                             (440,121)            (701,049)
                                              --------------------------------
Net current assets (liabilities)              $  (241,168)         $  (841,363)
                                              ================================

Net long-term assets:
 Property and equipment, net                  $         -          $   109,318
                                              --------------------------------
Net long-term assets                          $         -          $   109,318
                                              ================================

                                   12 of 27

                         Optical Security Group, Inc.
             Notes to Consolidated Financial Statements (continued)


4.   Long-term Debt

Total debt outstanding is as follows:

<CAPTON>

                                                September           March 31
                                                   1999               1999
                                              --------------------------------
Revolving credit facility                      $    115,000       $    831,000
Economic Development Revenue Bonds                1,049,565          1,090,737
Capital expenditure facility                        250,750            280,250
Debentures                                        3,270,000          3,270,000
                                              --------------------------------
                                                  4,685,315          5,471,987
Less current maturities                             256,344            972,344
                                              --------------------------------
Long-term obligations                          $  4,428,971       $  4,499,643
                                              ================================

The Company entered into a $2.0 million revolving credit facility secured by all the assets of the Company with Mercantile-Safe Deposit and Trust Company on April 30, 1997. The credit facility was modified on December 18, 1998, at which time a $500,000 capital expenditure facility was approved. All borrowings under the original facility are repayable upon demand. Advances on the line are based on a percentage of eligible domestic accounts receivable. The facilities bear interest at 1% over prime (9.25% at September 30, 1999).

On April 30, 1997, the Company purchased a manufacturing and office facility in Baltimore County, Maryland. The property, consisting of an existing building with approximately 14,500 square feet on a nine acre site, and a newly constructed 10,000 square foot addition completed on November 30, 1997, were financed through the issuance of Economic Development Revenue Bonds. The bond issue amounting to $1,235,000 was finalized on July 10, 1997 with Mercantile-Safe Deposit and Trust Company acting as bondholder and trustee. The term of the bond issue is for 15 years. Principal in the amount of $6,862 is paid monthly plus interest at the current rate of 6.93%. The rate is subject to adjustment to 84% of the prime rate periodically announced by Mercantile-Safe Deposit and Trust Company.

In May, 1998, the Company sold $4,030,000 of securities in a private placement. Of that amount, $2,770,000 was from the sale of 8% Senior Subordinated Convertible Debentures, (the 'Debentures') and $1,260,000 was from the sale of 210,000 shares of common stock, before costs of $443,739. Warrants to purchase 24,000 shares at an exercise price of $6.00 per share were issued to purchasers of common shares and a warrant for 60,982 shares at an exercise price of $7.20 was issued to the

                                   13 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


4.   Long-term Debt (continued)

underwriter. In December 1998, an additional $500,000 in Debentures were sold in a similar transaction, with a warrant for 10,000 shares at an exercise price of $6.00 issued to the debenture holder. A Registration Statement covering 1,445,733 shares of common stock associated with the Company's Debentures, Warrants, and certain common stock issued in private placements was filed with the Securities and Exchange Commission effective December 21, 1998.

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

Principal maturities of long-term debt each of the next five fiscal years and thereafter are:

          2000                                            $   185,672
          2001                                                141,344
          2002                                                141,344
          2003                                                141,344
          2004 and thereafter                               4,075,611
                                                          -----------
          Total principal maturities                      $ 4,685,315
                                                          ===========

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

The Series B shareholders have voting rights equal to the number of common shares that would be held if converted. The Series B shares are convertible into shares of the Company's common stock at a conversion price of $6.00 per common share. Each Series B share can be converted into 166.67 common shares. The Series B shares are entitled to receive an 8% per annum cumulative dividend payable out of legally available funds. At the option of the Company, upon 30 days prior written notice, the Series B shares are redeemable, in whole or in part, from time to time, commencing on or after March 30, 1998 at the redemption price set forth in the following table. The shares are redeemable if the common stock trades at 150% of the conversion price for at least 30 consecutive trading days. As of September 30, 1999 no shares have yet been redeemed, nor are any currently redeemable.

                                                                   Redemption
                       Date Redeemed                                  Price
     ------------------------------------------------------------------------

     On or after March 30, 1998, but prior to the third
      anniversary,                                                 $    1,090
     On or after the third anniversary date but prior to
      the fourth anniversary date,                                      1,075
     On or after the fourth anniversary date but prior to
      the fifth anniversary date,                                       1,060
     On or after the fifth anniversary date but prior to
      the sixth anniversary date,                                       1,040
     On or after the sixth anniversary date but prior to
      the seventh anniversary date,                                     1,020
     On or after the seventh anniversary date.                          1,000

                                   15 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


5.   Stockholders' Equity (continued)

The Company is restricted from paying dividends on its common shares pursuant to the terms of its Preferred Series B shares. No dividends or other payments can be declared and paid on the common stock unless the Company also declares and pays dividends on the shares of common stock issuable upon conversion of the Series B shares and unless there are no accrued and unpaid dividends on the Series B shares. On September 30, 1999, the cumulative unpaid dividend on the Series B Shares of $35,860 was declared and subsequently paid in October 1999.

On May 14, 1999, the Company's chief executive officer entered into an amendment to his employment contract with the Company, extending his contract until March 31, 2006, from March 31, 2001. If the Company is sold or merged into another company prior to March 31, 2006, the chief executive officer is entitled to a stock bonus of 500,000 shares of common stock pursuant to the amendment, which eliminated an anti-dilutive clause.

Below is a summary of common stock issuable by the Company at September 30, 1999 for issuance upon the conversion of preferred stock and the exercise of the various options and warrants:

          Series B preferred stock                                 298,833
          Debentures                                               509,487
          Stock option plans                                     2,154,712
          Stock Bonus Plan                                          60,000
          Warrants                                               1,152,457
                                                                ----------
                                                                 4,175,489
                                                                ==========

6.   Stock Option Plans and Stock Warrants

The Company has an Incentive Stock Option Plan ("ISOP") under which 2,000,000 shares of common stock are reserved for issuance. Under the ISOP plan, options may be granted to key employees at prices not less than fair market value of the Company's stock at date of grant. The Company also has a Nonqualified Stock Option Plan ("NSOP") under which 2,000,000 shares of common stock are reserved for issuance at September 30, 1999. All ISOP and NSOP options granted in the quarter ended September 30, 1999 were granted at an exercise price equal to or greater than fair market value at the date of grant.

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

The following is a summary of stock options granted, exercised and outstanding for the quarter ended September 30, 1999 and fiscal year ended March 31, 1999:

                                                Number of Shares                                 Weighted
                                 ----------------------------------------                         Average
                                      ISOP           NSOP          Other        Exercise         Exercise      Expiration
                                                                  Options         Price            Price          Date
                                 -----------------------------------------------------------------------------------------
Outstanding, March 31, 1998         1,064,033     1,136,212        13,334     $   .25-$7.63         $4.92
Options exercised                     100,000       203,334             -     $   .25-$1.10         $0.91
Options canceled                        1,833             -             -         $ 5.75            $5.75
Options granted                        90,000       127,000             -         $ 6.00            $6.00      06/03-03/04
                                 -----------------------------------------------------------------------------------------
Outstanding, March 31, 1999         1,052,200     1,059,878        13,334     $  2.85-$7.63         $5.58
                                 -----------------------------------------------------------------------------------------
Options exercised                           -        50,000             -         $ 3.95            $3.95
Options canceled                       81,125             -             -     $6.00 - $6.63         $6.06
                                 -----------------------------------------------------------------------------------------
Outstanding, June 30, 1999            971,075     1,009,878        13,334     $2.85 - $7.63         $5.85
Options canceled                       54,875         5,000             -     $4.05 - $6.63         $5.41
Options granted                       215,300         5,000             -         $ 4.50            $4.50            06/04
                                 -----------------------------------------------------------------------------------------
Outstanding, Sept. 30, 1999         1,131,500     1,009,878        13,334     $2.85 - $7.63         $5.49
                                 =========================================================================================

The following is a summary of warrants granted, exercised and outstanding and as of Sept. 30, 1999:

                                                                                 Warrants
                                                          --------------------------------------------------
                                                          Number of Shares       Exercise        Expiration
                                                                                  Price             Date
     Outstanding, March 31, 1994                                         -
     Issued for June 1994 financing                                355,000    $        5.00            06/01
     Issued in ELEF, Plc acquisition                                12,346    $        4.05            05/04
     Issued in ELEF, Plc acquisition                                57,655    $        5.00            05/04
     Issued in The Diffraction Company acquisition                 100,000    $        4.05            10/01
     Exercised                                                      12,346    $        4.05
                                                          --------------------------------------------------
     Outstanding, March 31, 1995                                   512,655
     Issued in conjunction with the Series B financing              85,860    $        7.13            01/03
                                                          --------------------------------------------------
     Outstanding, March 31, 1996                                   598,515
     Issued in conjunction with the Series B financing              15,500    $        7.13            01/03
     Issued upon conversion of Series B shares                     472,917    $        6.00            03/02
                                                          --------------------------------------------------
     Outstanding, March 31, 1997                                 1,086,932
     Exercised                                                       4,167    $        6.00
                                                          --------------------------------------------------
     Outstanding, March 31, 1998                                 1,082,765
     Issued in conjunction with private placement                   94,692    $6.00 - $7.20    06/08 - 12/08
     Exercised                                                      25,000    $        6.00
                                                          --------------------------------------------------
     Outstanding, March 31, 1999 and Sept. 30, 1999              1,152,457
                                                          ================

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

The Company's ISOP and NSOP have authorized the grant of options to management personnel and directors for up to 4,000,000 shares of the Company's common stock. Options generally have 1-4 year terms and vest and become fully exercisable at the end of 1-4 years of continued employment.

Pro forma information regarding net income and earnings per share is required by Statement No. 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended September 30, 1999 and 1998, respectively: risk-free interest rates of 5.52% to 6.49%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .436 and .431 for 1999 and 1998 respectively; and a weighted-average life of the option of 2.16 years.

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

                                   18 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


7.   Stock-Based Compensation (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement No. 123 in the year of adoption are not likely to be representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                               Three Months Ended
                                                 September 30,
                                        -----------------------------
                                          1999                 1998
                                        -----------------------------

Pro forma net income                    $ 624,583           $ 159,933
Pro forma net income applicable to
common stock                              588,723             124,073
Pro forma income (loss) per share:
  Basic                                 $    0.10           $    0.02
  Diluted                               $    0.09           $    0.02

Exercise prices for options outstanding as of September 30, 1999 ranged from $2.85 to $7.63. The weighted-average remaining contractual life of those options is 2.16 years. At September 30, 1999, there were 676,834 options outstanding, exercisable at a range of $2.85 to $4.50 per share, 490,000 options exercisable between $5.00 to $5.75 per share and 987,878 options exercisable between $6.00 to $7.63 per share.

8.   Segments of Business

The following table sets forth financial information for the Company's foreign and domestic operations for the quarter ended September 30, 1999. The revenues are to external customers and are reported by geographic destination.

                          North                       All
                         America       Europe        Other        Total
                       ---------------------------------------------------

  Revenues              $3,266,235   $  941,164   $  498,884    $4,706,283
                       ===================================================

  Long-lived assets     $7,681,803   $1,626,632   $        -    $9,308,435
                       ===================================================

                                   19 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Consolidated Statements of Operations of the Company for the three and six months ended September 30, 1999 and 1998 reflect the revenues and expenses of its security business. The lenticular business is reported as discontinued operations, following the announcement in March 1998 of the Company's intent to sell DPI, and the subsequent sale transaction completed in March 1999.

Quarter Ended September 30, 1999 Compared with Quarter Ended September 30, 1998
-------------------------------------------------------------------------------

Net income for the three months ended September 30, 1999 was $719,308 compared with net income of $264,840 for the three months ended September 30, 1998.

Revenues for the quarter ended September 30, 1999 increased 18.3% to $4,706,283 from $3,978,560 for the prior year quarter. Increases of approximately $389,000 and $500,000 were realized at the Company's Advantage and Germany sales operations, respectively.

Gross margin for the current quarter increased to 49.2% from 42.5% in the year earlier quarter. Significant improvements were due primarily to improved purchasing economies and manufacturing efficiencies resulting from increased sales volumes, and the effects of cost reduction programs put into effect earlier in the year.

Operating expenses, including depreciation and amortization, increased $213,393 from the prior year quarter to $1,578,789. Compensation-related costs increased $134,116 due to the full effect of staffing increases which occurred last year, including security sales and customer support, and manufacturing management and controller positions. Additionally, certain employee-related costs, previously shared with the lenticular products division up to the time of its disposal, are now being fully absorbed by the core security business.

Depreciation and amortization increased $63,256 to $190,887 in the current period. The increases resulted primarily from higher production equipment balances and, to a lesser degree, from higher amortization of financing costs. Other operating expenses increased slightly to $523,185 from $507,164 in the prior year and reflected higher marketing costs and professional fees in the current quarter.

Interest expense for the quarter ended September 30, 1999 was $95,816 compared with $81,915 for the year earlier quarter. The increase is primarily due to the sale, in December 1998, of $500,000 of 8% senior convertible subordinated debentures. Other income was $73,514 in the current quarter,

                                   20 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter Ended September 30, 1999 Compared with Quarter Ended September 30, 1998
-------------------------------------------------------------------------------
(continued)
-----------

versus $12,775 in the prior year, and resulted mainly from a $100,000 recovery of receivables previously reserved in the lenticular products division, partially offset by professional fees and other lenticular administrative costs.

Dividends of $35,860 on the Series B Preferred Shares remained unchanged from the prior year quarter. No income tax expense was recorded during the current or prior year quarters in either the Company's domestic or international operations due to the effect of net operating loss carryforwards.


Six Months Ended September 30, 1999 Compared With Six Months Ended September 30,
--------------------------------------------------------------------------------
1998
----

Net income for the six months ended September 30, 1999 was $852,684 compared with net income of $516,310 for the same period last year.

Revenues for the six-month period ended September 30, 1999 increased 18.5% to $8,365,180 from $7,062,150 for the prior year period. OpSec Advantage, acquired May 1, 1998, accounted for approximately $863,000 of the increase. The remaining increase over the prior year was due to increased sales in the European market, somewhat offset by lower sales to two major domestic customers during the first quarter.

Current year-to-date gross margin increased to 46.8% from 42.8% for the prior year period. The overall improvement was primarily due to improved purchasing and manufacturing efficiencies resulting from increased sales volumes.

Total operating expenses, including depreciation and amortization, increased $677,762 to $3,090,196 during the current six-month period. OpSec Advantage, reporting for a full six months in the current year accounted for $144,097 of the increase. Of the total operating expense increase over the prior year period, compensation-related costs, excluding Advantage, represented $375,710, or 55.4%, of the increase. Staffing increases, which occurred after the first quarter of the prior year, included additions to security sales and support, a new office in Germany, the mid-year addition of a senior vice president of manufacturing and a manufacturing controller. Certain other employee-related costs, shared with the discontinued lenticular division in the prior year, are now being fully absorbed by the security business.

                                   21 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Six Months Ended September 30, 1999 Compared With Six Months Ended September 30,
--------------------------------------------------------------------------------
1998 (continued)
----------------

Depreciation expense increased $55,909 to $145,945 for the current six-month period. The increase resulted primarily from additional capital equipment purchases. Amortization expense increased $88,714 to $231,487 for the current period, due primarily to higher amortization of financing costs and a full six months' of goodwill amortization on the Advantage purchase. Other operating expenses increased $126,236 over the prior year period, reflecting a full six months' of marketing and administrative costs at Advantage, and marketing and travel costs of the new German office.

Interest expense for the six months ended September 30, 1999 was $190,807 compared with $117,433 for the year earlier period. The Company issued debentures in May 1998, and again in December 1998, contributing $57,000 to the increase. The remainder of the increase was due to the Company's capital equipment loan facility. Other income for the current six-month period was $207,954 compared with $11,521 for the prior year period. Included in the current period was $176,500 of recovery of receivables previously reserved in the discontinued lenticular division, and the first quarter recognition of $62,500 of royalty income, resulting from the sale of the lenticular business. No such income was recognized in the second quarter of this year, as the sale agreement is being amended to provide for future payments to be based on performance-related measures.

Preferred dividends for each of the six-month periods ending September 30, 1999 and 1998 were $71,720. No income tax expense was recorded in either period, due to available net operating loss carryforwards.


Liquidity and Capital Resources

As of September 30, 1999, the Company had working capital of $3,044,256, and a current ratio of 2.34-to-1, compared with working capital of $2,383,617, and a current ration of 1.72-to-1, as of March 31, 1999. Included in the September 30, 1999 working capital were cash balances of $1,240,040.

                                   22 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Net cash provided by operating activities during the current six-month period amounted to $1,240,282. During the period, the Company used $650,501 in investing activities, including $403,877 of capital equipment purchases. Included in these purchases was a $175,000 acquisition of a security laminate business from a third party. The remaining purchases were comprised primarily of replacement and other equipment necessary for capacity expansion.

The Company used $687,549 in financing activities during the six months ended September 30, 1999. The Company's long-term debt at September 30, 1999 includes $1,049,565 in bond financing, $3,270,000 in 8% Senior Debentures, a revolving credit facility (with $115,000 outstanding), and a capital expenditure term loan of $250,750. During the six months ended September 30, 1999, the Company reduced outstanding debt and capital lease obligations by $808,237, including a net reduction of $716,000 in the revolving credit facility. The balance of the reduction resulted from normally scheduled principal payments.

The Company's working capital position at September 30, 1998 was $3,531,620, including $579,399 of cash. During the six months ended September 30, 1998, the Company received proceeds of $2,770,000 from the sale of 8% senior convertible subordinated debentures, and $1,260,000 from the sale of common stock in a private placement. During the period, the Company used approximately $2.5 million for the purchase of OpSec Advantage, while other investing activities of approximately $800,000 consisted mainly of other manufacturing equipment purchases.

In September 1999, the Company entered into an agreement to purchase 100% of the stock of Bridgestone Technologies, Inc. ("Bridgestone"), and minority interests in two Bridgestone affiliates. Bridgestone is engaged in the business of providing security authentication products, technology and services for anti-counterfeiting and anti-diversion purposes to corporate and government customers worldwide. The purchase price, subject to certain adjustments, is equal to two times "net embossed holography revenues," as defined, of up to $9 million and
1.6 times such revenues in excess of $9 million. The purchase price will be paid as follows: (a) $8 million in cash at closing, (b) an adjustable non-negotiable note in the initial principal amount of $1.5 million, and (c) the issuance of 333,333 restricted shares of the Company's common stock. Financing commitments, subject to final documentation, have been received in order to complete the transaction, which is expected to close on or before December 5, 1999.

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

Currently, the Company has determined that there is no significant exposure to the Y2K issue, however, the Company continues to evaluate all IT systems for Y2K compliance.

                                   24 of 27

                         Optical Security Group, Inc.
            Notes to Consolidated Financial Statements (continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Safe Harbor

The information set forth in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that could cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, changes in demand for the Company's products and services, changes in the level of operating expenses, national or global economic disruption related to Y2K, competitive conditions, product supply, the availability of financing arrangements on terms acceptable to the Company, and other factors detailed in the Company's Securities and Exchange Commissions filings. Readers are cautioned not to place undue reliance on the forward-looking statements made herein.

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


                         OPTICAL SECURITY GROUP, INC.
                                 (Registrant)


Date: November 19, 1999                 By: /s/ Richard H. Bard
                                            ------------------------------------
                                            Richard H. Bard,
                                            Chief Executive Officer and Director

Date: November 19, 1999                 By: /s/ John A. Labate
                                            ------------------------------------
                                            John A. Labate, Vice President,
                                            Chief Financial Officer and
                                            Treasurer

                                   27 of 27